Form 10-Q
period 2006-06-30
LIBERTY BANCORP INC
filed 2006-08-11
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 000-51992

LIBERTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	20-4447023
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16 West Franklin Street, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (816) 781-4822

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 8, 2006
Common Stock, par value $0.01 per share	4,760,173

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

LIBERTY SAVINGS BANK, F.S.B.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Liberty Bancorp, Inc. (the “Company”), a Missouri corporation, was formed on February 14, 2006 by BankLiberty (formerly Liberty Savings Bank, F.S.B.) (the “Bank”) to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual holding company form to a stock holding company structure. At June 30, 2006, the Company had no assets and conducted no operations, and, therefore, the information presented in this report is for the Bank.

LIBERTY SAVINGS BANK, F.S.B.

  Balance Sheets
(Unaudited)

	June 30,	September 30,
Assets	2006	2005
Cash and due from banks	$11,996,966	6,481,038
Federal funds sold	5,100,000	3,990,000
Total cash and cash equivalents	17,096,966	10,471,038
Securities available for sale- taxable, at market value (amortized cost
of $21,244,266 and $16,577,666, respectively)	20,808,365	16,450,199
Securities available for sale - non-taxable, at market value (amortized cost
of $6,040,441 and $5,881,815, respectively)	5,910,369	5,864,322
Stock in Federal Home Loan Bank of Des Moines	2,306,500	1,679,200
Mortgage-backed securities - available for sale, at market value
(amortized cost of $23,614,955 and $27,582,869, respectively)	22,725,075	27,188,678
Loans receivable, net of allowance for loan losses
of $1,979,106 and $1,762,066, respectively	199,040,678	163,842,810
Loans held for sale	1,313,375	2,084,730
Premises and equipment, net	6,669,870	5,932,189
Foreclosed real estate, net	1,601,908	1,529,586
Accrued interest receivable	1,506,639	1,087,390
Other assets	2,364,775	1,445,550
Total assets	$281,344,520	237,575,692
Liabilities and Stockholders' Equity
Deposits	$216,421,860	181,616,654
Accrued interest on deposits	339,541	222,993
Advances from FHLB	37,897,074	30,497,082
Securities sold under agreement to repurchase	3,136,973	1,654,751
ESOP note payable	412,315	378,602
Advances from borrowers for taxes and insurance	595,100	873,639
Other liabilities	1,184,821	1,201,275
Accrued income taxes	38,727	-
Total liabilities	260,026,411	216,444,996
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $1 par value; 5,000,000 shares authorized;
1,357,876 and 1,357,776 shares issued and outstanding	1,357,876	1,357,776
Additional paid-in capital	4,157,628	4,106,988
Common stock acquired by ESOP	(349,862)	(378,680)
Common stock acquired by Incentive Plan	(25,675)	(46,672)
Accumulated other comprehensive earnings, net	(917,187)	(339,665)
Retained earnings - substantially restricted	17,095,329	16,430,949
Total stockholders' equity	21,318,109	21,130,696
Total liabilities and stockholders' equity	$281,344,520	237,575,692

See accompanying notes to financial statements.

LIBERTY SAVINGS BANK, F.S.B.

Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$3,824,821	2,959,150	10,181,985	8,485,418
Mortgage-backed securities	239,598	193,956	750,547	567,132
Securities - taxable	239,792	86,860	643,089	267,337
Securities - non-taxable	54,733	22,126	166,198	50,021
Other interest-earning assets	57,870	52,076	160,896	102,521
Total interest income	4,416,814	3,314,168	11,902,715	9,472,429
Interest expense:
Deposits	1,571,397	1,035,184	4,300,141	2,824,691
Securities sold under agreement to repurchase	22,629	7,142	47,842	19,619
ESOP note payable	6,600	6,365	19,846	16,831
Advances from FHLB	497,553	276,095	1,152,557	873,194
Total interest expense	2,098,179	1,324,786	5,520,386	3,734,335
Net interest income	2,318,635	1,989,382	6,382,329	5,738,094
Provision for loan losses	215,000	-	685,000	285,000
Net interest income after
provision for loan losses	2,103,635	1,989,382	5,697,329	5,453,094
Noninterest income:
Loan service charges	14,006	17,939	55,529	37,273
Gain on sale of MBSs available for sale	-	-	-	9,711
Gain on sale of loans	56,098	55,525	146,236	118,026
Deposit account and other service charges	262,434	265,749	707,165	697,256
Total noninterest income	332,538	339,213	908,930	862,266
Noninterest expense:
Compensation and benefits	1,006,536	872,905	2,829,629	2,434,021
Occupancy expense	125,878	110,606	370,330	310,891
Equipment and data processing expense	185,188	193,342	534,408	571,515
Operations from foreclosed real estate, net	66,911	69,699	73,324	(44,617)
Federal deposit insurance premiums	5,914	5,850	17,696	16,967
Professional and regulatory services	74,472	67,959	211,210	266,808
Advertising	117,536	88,239	294,568	234,439
Correspondent banking charges	65,697	52,408	187,507	161,301
Supplies	28,506	47,089	111,839	109,579
Other	156,162	134,085	456,933	439,875
Total noninterest expense	1,832,800	1,642,182	5,087,444	4,500,779
Earnings before income taxes	603,373	686,413	1,518,815	1,814,581
Income taxes	213,000	254,000	524,000	654,000
Net earnings	$390,373	432,413	994,815	1,160,581
Basic and diluted earnings per share	$0.29	0.32	0.74	0.87
Dividends per share	$0.20	0.20	0.60	0.60

See accompanying notes to financial statements.

LIBERTY SAVINGS BANK, F.S.B.

Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$390,373	432,413	994,815	1,160,581
Other comprehensive earnings:
Unrealized gain (loss) on securities and
MBSs available for sale, net:
Reclassification adjustment for gain
included in earnings, net of tax	-	-	-	(6,312)
Unrealized gains (losses) arising
during the period, net of tax	(237,787)	84,124	(577,522)	(187,435)
Comprehensive earnings	$152,586	516,537	417,293	966,834

See accompanying notes to financial statements.

LIBERTY SAVINGS BANK, F.S.B.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$994,815	1,160,581
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	329,094	302,061
ESOP expense	110,871	94,717
Incentive Plan expense	20,997	20,997
Amortization of premiums on investments, net	59,366	141,517
Amortization of unearned discount on loans
and deferred loan fees, net	(319,082)	(344,075)
Provision for loan losses	685,000	285,000
Loans held for sale - originated	(13,377,755)	(13,169,551)
Loans held for sale - proceeds from sale	14,295,346	12,780,057
Loss (gain) on foreclosed real estate, net	54,483	(88,961)
Gain on sale of loans	(146,236)	(118,026)
Gain on sale of MBSs available for sale	-	(9,711)
Decrease (increase) in:
Accrued interest receivable	(419,249)	(195,764)
Other assets	(580,046)	(65,507)
Increase (decrease) in:
Accrued interest on deposits and other liabilities	100,094	292,252
Accrued income taxes	38,727	23,490
Net cash provided by operating activities	1,846,425	1,109,077
Cash flows from investing activities:
Net change in loans receivable	(38,802,931)	(10,439,447)
Mortgage-backed securities:
Available for sale - purchased	(653,756)	(7,254,653)
Available for sale - principal collections	4,579,222	5,247,351
Available for sale - proceeds from sale	-	1,883,700
Held to maturity - principal collections	-	68,785
Securities available for sale:
Purchase	(8,507,143)	(3,518,323)
Proceeds from maturity or call	3,665,000	4,575,000
Proceeds from foreclosed real estate, net	3,112,340	418,514
Purchase of stock in FHLB of Des Moines	(1,018,300)	(642,000)
Redemption of stock in FHLB of Des Moines	391,000	853,800
Purchase of premises and equipment	(1,066,775)	(1,795,614)
Net cash provided by (used for) investing activities	$(38,301,343)	(10,602,887)

(Continued)

LIBERTY SAVINGS BANK, F.S.B.

Statements of Cash Flows
(Unaudited)

(Continued)
	Nine Months Ended
	June 30,
	2006	2005
Cash flows from financing activities:
Net increase (decrease) in deposits	$34,805,206	24,905,893
Increase (decrease) in advances from
borrowers for taxes and insurance	(278,539)	(296,946)
Proceeds from advances from the FHLB	330,350,000	32,750,000
Repayment of advances from the FHLB	(322,950,008)	(39,350,008)
Securities sold under agreement to repurchase:
Proceeds	35,842,284	21,956,295
Repayments	(34,360,062)	(20,751,824)
Repayment of ESOP note payable	-	(407)
Proceeds from exercise of stock options	2,400	74,275
Cash dividends	(330,435)	(318,756)
Net cash provided by (used for)
financing activities	43,080,846	18,968,522
Net increase (decrease) in cash and cash equivalents	6,625,928	9,474,712
Cash and cash equivalents at beginning of period	10,471,038	7,311,684
Cash and cash equivalents at end of period	$17,096,966	16,786,396

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$4,183,592	2,723,209
Interest on ESOP note payable	6,646	16,831
Interest on securities sold under agreement to repurchase	47,842	19,619
Interest on advances from FHLB of Des Moines	1,152,557	873,194
Income taxes	449,631	630,511
Transfer of securities and MBS, held to maturity to available
for sale	-	1,308,092

See accompanying notes to financial statements.

LIBERTY SAVINGS BANK, F.S.B.

 Notes to Financial Statements

(1) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the financial statements and footnotes thereto of Liberty Savings Bank, F.S.B. (the “Bank” or “Liberty Savings Bank”) included in Liberty Bancorp, Inc.’s (the “Company” or “Liberty Bancorp”) prospectus, dated May 15, 2006.

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the fair values of financial instruments.

(2) Organization

The Bank operates as a federally-chartered stock savings association, originally chartered by the State of Missouri in 1955. The Bank became a federally-chartered stock savings association on February 8, 1995. The Bank’s deposit accounts are insured up to a maximum of $100,000 by the Federal Deposit Insurance Corporation (“FDIC”).

On August 23, 1993, the Bank completed a reorganization from a state-chartered thrift institution into a federal mutual holding company. The reorganization was accomplished whereby the Bank (i) incorporated a Missouri-chartered thrift institution; (ii) converted the Bank’s charter to a federally-chartered mutual holding company; (iii) transferred substantially all of the Bank’s assets and liabilities to a newly formed stock savings bank in exchange for 800,000 shares of common stock; and (v) adopted a new charter issued by the Office of Thrift Supervision (the “OTS”) changing its form to a federally-chartered mutual holding company known as Liberty Savings Mutual Holding Company.

On February 14, 2006, Liberty Bancorp, Inc. (Company) was incorporated under Missouri law to facilitate the conversion of the Bank from the mutual holding company form of organization to the stock form of organization (the “second-step conversion”). As a result of the second-step conversion which was completed on July 21, 2006, the Company became the holding company for the Bank and the Bank was immediately renamed BankLiberty. A total of 2,807,383 shares of common stock were sold in the stock offering at the price of $10.00 per share. In addition, a total of approximately 1,952,790 shares of common stock were issued to the minority shareholders of the former Liberty Savings Bank, F.S.B. at an exchange ratio of 3.5004. Total shares outstanding after the stock offering and the exchange totaled 4,760,173 shares. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former Liberty Savings Bank’s assets, liabilities and equity. Net proceeds of $26.0 million were raised in the stock offering, excluding $755,680 which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”) enabling it to purchase 75,568 shares of common stock in the offering. Direct offering costs totaling approximately $1.3 million were deducted from the proceeds of the shares sold in the offering. In addition, as part of the second-step conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank will receive approximately $278,000 of cash previously held by this entity.

LIBERTY SAVINGS BANK, F.S.B.

Notes to Financial Statements

(3) Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Bank for the three and nine months ended June 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings	$390,373	432,413	994,815	1,160,581

Weighted-average shares - Basic EPS	1,338,440	1,332,564	1,336,959	1,331,050
Stock options - treasury stock method	11,110	5,463	11,110	5,463
Weighted-average shares - Diluted EPS	1,349,550	1,338,027	1,348,069	1,336,513
Basic and diluted earnings per common share	$0.29	0.32	0.74	0.87

The following table illustrates the effect on net earnings and earnings per share as if the fair value based method had been applied in each period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings	$390,373	432,413	994,815	1,160,581

Total stock-based employee compensation
expense determined under fair value based
method for stock options, net of related
tax effects	(17,722)	(7,294)	(78,639)	(18,975)
Pro-forma net earnings	$372,651	425,119	916,176	1,141,606
Earnings per share:
Basic and diluted - as reported	$0.29	0.32	0.74	0.87
Basic - pro forma	$0.28	0.32	0.69	0.86
Diluted - pro forma	$0.28	0.32	0.68	0.85

The options to purchase 11,000 shares granted in January 2005 were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2005, since the exercise price was greater than the average market price of the common stock.

The Bank accounts for its restricted stock award and stock options under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock issued to Employees.”

LIBERTY SAVINGS BANK, F.S.B.

Notes to Financial Statements

(4) Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$1,671	1,671	5,013	5,013
Interest cost	5,681	5,813	17,043	17,439
Amortization of transition obligation	3,135	3,135	9,405	9,405
Amortization of prior service cost	(2,416)	(2,416)	(7,248)	(7,248)
Amortization of actuarial gain	(1,080)	(1,578)	(3,240)	(4,734)
Over (under) accrual	(3,091)	125	(9,273)	375
Net periodic cost	$3,900	6,750	11,700	20,250

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law on December 8, 2003. In accordance with FASB Staff Position 106-2, neither the accumulated postretirement benefit obligation nor the net periodic postretirement benefit cost in the financial statements reflects the effects of the Act. The Bank does not expect the effects of the Act to have a material impact on its financial statements.

Directors’ retirement plan expense was $19,800 and $21,000 for the nine months ended June 30, 2006 and 2005, respectively. The expense consisted primarily of interest cost.

(5)	Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123 (R)), “Share-Based Payment.” SFAS No. 123 (R) requires all entities to recognize compensation expense equal to the fair value of share-based payments such as stock options granted to employees. The Bank is required to apply SFAS No. 123 (R) using a modified prospective method. Under this method, the Bank is required to record compensation expense for the unvested portion of previously granted awards that are outstanding as of the required effective date over the requisite service period. In addition, the Bank may elect to adopt SFAS No. 123 (R) by restating prior years on a basis consistent with the pro forma disclosures required for those years by SFAS No. 123. SFAS No. 123 (R) will be applicable to Liberty Bancorp, Inc. for the first interim period after the effective date of the Conversion and Reorganization. SFAS No. 123 (R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Based upon the unvested portion of previously granted awards that will be outstanding as of the required effective date of the Statement, the Bank does not expect SFAS No. 123 (R) to have a material impact on the Bank’s financial position or results of operations.

LIBERTY SAVINGS BANK, F.S.B.

Notes to Financial Statements

(6) Securities

Securities having a continuous unrealized loss position at June 30, 2006 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
Federal agency obligations	$14,819,558	(310,663)	5,988,807	(125,238)	20,808,365	(435,901)
State and municipal obligations	4,641,712	(116,059)	685,959	(16,243)	5,327,671	(132,302)
	$19,461,270	(426,722)	6,674,766	(141,481)	26,136,036	(568,203)

Mortgage-backed securities having a continuous unrealized loss position at June 30, 2006 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Available for sale:
FHLMC	$4,400,672	(122,949)	10,632,577	(442,618)	15,033,249	(565,567)
FNMA	2,190,845	(68,513)	4,431,629	(210,333)	6,622,474	(278,846)
FHLMC - CMO	-	-	196,516	(2,716)	196,516	(2,716)
FNMA - CMO	-	-	172,316	(15,333)	172,316	(15,333)
GNMA - CMO	-	-	651,139	(27,447)	651,139	(27,447)
	$6,591,517	(191,462)	16,084,177	(698,447)	22,675,694	(889,909)

The decline in market value is related to changes in market interest rates and not the credit quality of the issuers.

LIBERTY BANCORP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the Financial Statements and footnotes appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Liberty Bancorp and the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Liberty Bancorp and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Liberty Bancorp and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Liberty Bancorp and the Bank’s market area, changes in real estate market values in Liberty Bancorp and the Bank’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Liberty Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

Liberty Bancorp, a Missouri corporation, was formed on February 14, 2006 by BankLiberty (formerly Liberty Savings Bank, F.S.B.) (the “Bank”) to become the holding company for the Bank upon completion of the Bank’s conversion from a mutual holding company form to a stock holding company structure. At June 30, 2006, the Company had no assets and conducted no operations, and, therefore, the information presented in this report is for the Bank.

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area. Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties. To a lesser extent, we originate consumer loans and commercial business loans. At June 30, 2006, we operated out of our main office in Liberty, Missouri and five full-service branch offices—two in Kansas City and one each in Plattsburg, Platte City and Independence, Missouri.

The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

LIBERTY BANCORP, INC.

Operating Strategy

Our mission is to operate and further expand a profitable and diversified community banking franchise. We plan to achieve this by executing our strategy of:

•	expanding through de novo branching in the Kansas City metropolitan area; and

•	continuing to transform our balance sheet to emphasize assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

Expansion Through De Novo Branching

In 2004, the Board of Directors, with the assistance of our Chief Executive Officer hired in September 2003, determined to pursue a strategic plan to enhance long-term shareholder value through franchise growth. The strategic plan calls for expansion through de novo branching in the Kansas City metropolitan area to enable us to take advantage of the opportunities afforded by recent and forecasted economic growth in that market. We believe that the increased asset size to be achieved through the planned expansion will enable us to leverage better efficiencies and technology but still attract customers based on personal service and relationships. Our first new branch was opened in Independence, Missouri in May 2005 and the second new branch opened in Kansas City, Missouri in January 2006. We anticipate that over the next three to five years, based on and subject to local market conditions, we will open additional branch offices in suburban Kansas City growth areas that complement our existing branch network.

While we anticipate that this expansion strategy will enhance long-term shareholder value, we cannot assure you when or if our branch expansion strategy will be accretive to our earnings.  New branches generally require a significant initial capital investment and take approximately three years or longer to become profitable. New branches require an upfront investment of between $2.0 million and $3.0 million each for land and building expenses. Accordingly, we anticipate that, in the short term, net income will be negatively affected as we incur significant capital expenditures and noninterest expense in opening and operating new branches before the new branches can produce sufficient net interest income to offset the increased expense. In addition, the need to use capital to fund de novo branching may limit our ability to pay or increase dividends on our common stock. There also is implementation risk associated with new branches. Numerous factors will determine whether our branch expansion strategy will be successful, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.

Continued Transformation of Our Balance Sheet

Our strategic plan adopted in 2004 also calls for us to transform our balance sheet to emphasize assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

With respect to our assets, our strategy has been, and continues to be, to increase the percentage of assets invested in commercial business, commercial real estate and multi-family loans, which tend to have higher yields than traditional single-family residential mortgage loans and which have shorter terms to maturity or adjustable interest rates. In addition, in recent years we have sought to increase our originations of real estate construction loans, which also have short terms and adjustable interest rates, although in the future we will seek to maintain construction loans approximately at current levels so as not to unduly concentrate credit risk in the real estate construction market. At the same time, we have sought to decrease our reliance on single-family residential mortgage loans. Currently, we sell substantially all new, fixed-rate conforming single-family loans in the secondary market.

Commercial real estate, commercial business and multi-family real estate loans provide us with the opportunity to earn more income because they tend to have higher interest rates than residential mortgage loans. In addition, these loans are beneficial for interest rate risk management because they typically have shorter terms and adjustable interest rates. There are many multi-family and commercial properties and businesses located in our market area, and with the additional capital raised in the offering we intend to pursue the larger lending relationships associated with these opportunities. To facilitate our growth, we have added expertise in our commercial loan department in recent years through the hiring of experienced personnel, including a new chief lending officer.

LIBERTY BANCORP, INC.

With respect to liabilities, our strategy is to emphasize transaction and money market accounts, as well as shorter-term certificates of deposit. We value these types of deposits because they represent longer-term customer relationships and a lower cost of funding compared to longer-term certificates of deposit. We aggressively seek transaction and money market deposits through competitive products and pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers. We also hope to increase core deposits through our de novo branching strategy.

Critical Accounting Policies

The accounting and reporting policies of the Bank were prepared in accordance with accounting principles generally accepted in the United States of America, (“US GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Bank’s financial statements and management’s discussion and analysis.

Income Recognition

The Bank recognizes interest income by methods conforming to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, the accrual of interest is discontinued. In addition, previously accrued interest deemed uncollectible that was recognized in income is reversed. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer doubtful.

Allowance for Loan Losses

Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large nonaccrual single-family loans and troubled debt restructurings. Such loans are generally placed on nonaccrual status at the point deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses. See also “Asset Quality” section.

Allowances for loan losses are available to absorb losses incurred on loans and foreclosed real estate held for sale and represent additions charged to expense, less net charge-offs. The allowances are evaluated on a regular basis by management and are based on management’s periodic review of the collectibility of loans, in light of historical experience, fair value of the underlying collateral, changes in the types and mix of loans originated and prevailing economic conditions.

LIBERTY BANCORP, INC.

Qualitative Disclosures of Market Risk

The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has an exposure to interest rate risk. The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities.

In particular, the Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include originating for portfolio adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. The Bank sells fixed-rate mortgage loans in the secondary market.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (FHLB) and net earnings. The Bank has an agreement with the FHLB of Des Moines to provide cash advances, should the Bank need additional funds for loan originations or other purposes.

Commitments to originate loans are legally binding agreements to lend to the Bank's customers. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party.

The following table sets forth information regarding off-balance sheet financial instruments as of June 30, 2006:

	Fixed-Rate	Adjustable-Rate
Loan commitments:
One-to four-family mortgage loans	$1,000,587	508,720
Multi-family real estate loans	-	4,159,835
Commercial real estate loans	6,600,000	2,200,100
Commercial non-real estate	-	1,030,000
Unused lines of credit:
Home equity loans	-	8,824,513
Commercial real estate	159,536	2,176,335
Commercial non-real estate	15,000	681,713
One-to four-family real estate loans	-	264,368
Undisbursed Contruction and Other Loans:
Construction and land development loans	2,597,788	28,964,463
Multi-family real estate loans	-	174
One-to four-family real estate loans	1,152	519,029
Commercial real estate loans	255,733	2,188,645
Commercial non-real estate loans	45,564	434,149
Letters of Credit:
Unused Letters of Credit	76,000	-
	$10,751,360	51,952,044

LIBERTY BANCORP, INC.

Financial Condition

Total assets increased from $237.6 million at September 30, 2005 to $281.3 million at June 30, 2006. Cash and cash equivalents increased $6.6 million to $17.1 million at June 30, 2006 due to an increase in deposits and advances from the FHLB. Securities available for sale increased from $22.3 million at September 30, 2005 to $26.7 million at June 30, 2006 due to additional purchases of both agency and municipal securities, partially offset by maturities of agencies and calls on municipal securities. Mortgage-backed securities available for sale decreased from $27.2 million at September 30, 2005 to $22.7 million at June 30, 2006 due to principal repayments. Loans receivable increased $35.2 million to $199.0 million at June 30, 2006 due to activity in construction, land development, commercial and residential real estate lending. Loans held for sale decreased from $2.1 million at September 30, 2005 to $1.3 million at June 30, 2006. Foreclosed real estate, net at June 30, 2006 totaled $1.6 million, an increase of $72,000 from $1.5 million at September 30, 2005. The foreclosed real estate consists of three single-family lots, one commercial lot and seven spec construction properties. Premises and equipment increased due to the construction and purchase of furniture and equipment for a branch facility in Kansas City, Missouri. Accrued interest receivable increased due to a higher level of loans receivable and securities. Other assets increased by $919,000 primarily due to the capitalization of costs related to the conversion, pursuant to which the Bank reorganized from the mutual holding company form to the stock holding company structure.

Total liabilities increased $43.6 million to $260.0 million at June 30, 2006 compared to $216.4 million at September 30, 2005. Deposits increased from $181.6 million at September 30, 2005 to $216.4 million at June 30, 2006 primarily due to an increase in savings and certificate accounts, partially offset by a decrease in money market accounts. Savings accounts increased due to proceeds from the recent stock offering which were temporarily classified as interest-bearing deposits until the offering was complete. Advances from the FHLB increased $7.4 million to $37.9 million at June 30, 2006 as a result of funding loan originations. Accrued interest on deposits increased due to greater deposit balances and higher rates. Advances from borrowers for taxes and insurance decreased by $279,000 due to year-end payment of real estate taxes on behalf of borrowers.

Stockholders’ equity increased by $187,000 from $21.1 million at September 30, 2005 to $21.3 million at June 30, 2006. This increase is primarily due to an increase in earnings, partially offset by the payment of cash dividends and an increase in unrealized losses on investments.

The Bank is required to maintain certain minimum capital requirements under OTS regulations. Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank's financial statements. Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors.

During the nine months ended June 30, 2006 and 2005, the Bank paid cash dividends of $330,435 and $318,756, respectively, to its stockholders other than the Company. Cash dividends of $7,820,000 have been waived by the Mutual Holding Company through June 30, 2006. The waiver of cash dividends has been approved by the OTS subject to certain provisions. The OTS no longer requires that waived dividends be considered a restriction on retained earnings.

LIBERTY BANCORP, INC.

The Bank's actual and required capital amounts and ratios at June 30, 2006 were as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$21,318
Computer software costs	(90)
Unrealized loss on securities AFS, net	917
Tangible capital	$22,145	7.8%	$4,236	1.5%
General valuation allowance	1,979

Total capital to risk-weighted assets	$24,124	11.4%	$16,952	8.0%	$21,191	10.0%

Tier 1 capital to risk-weighted assets	$22,145	10.5%	$8,476	4.0%	$12,714	6.0%

Tier 1 capital to total assets	$22,145	7.8%	$11,296	4.0%	$14,120	5.0%

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated.

	June 30,	September 30,
	2006	2005

Nonaccrual loans	$255,928	906,934
Accruing loans past due 90 days or more	146,560	-
Other impaired loans	-	403,172
Total impaired loans	$402,488	1,310,106

Allowance for losses on impaired loans	$13,529	199,103

Impaired loans with no allowance for loan losses	$-	116,414

At June 30, 2006, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as non-accrual, 90 days past due, or restructured.

Under the Bank's internal review policy, loans classified as substandard decreased from $1.3 million at September 30, 2005 to $256,000 at June 30, 2006. No loans were identified as special mention at June 30, 2006 as compared to $1.7 million at September 30, 2005. All of the loans identified as special mention at September 30, 2005 were transferred to foreclosed real estate in December 2005.

LIBERTY BANCORP, INC.

Following is a summary of activity in the allowance for loan losses:

Balance at September 30, 2005	$1,762,066
Charge-offs	(469,447)
Recoveries	1,487
Provision charged to expense	685,000
Balance at June 30, 2006	$1,979,106

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Overview

	Three Months Ended
	June 30,
	2006	2005	% Change
Net earnings	$390,373	432,413	(9.7)%
Return on assets	0.58%	0.75%	(22.7)
Return on average stockholders' equity	7.34%	8.34%	(12.0)
Stockholders' equity-to-assets ratio	7.88%	8.97%	(12.2)
Dividend payout ratio (1)	28.58%	24.61%	16.1

(1) Represents dividends paid to minority shareholders only as a percent of net earnings. Does not include dividends waived by Liberty Savings Mutual Holding Company.

Our primary source of pre-tax earnings is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax earnings are service charges on deposit accounts, gains on sales of loans and other loan service charges. In addition, we recognize income or losses from the sale of investments in years that we have such sales.

Net Earnings

Net earnings decreased from $432,000 for the three months ended June 30, 2005 to $390,000 for the three months ended June 30, 2006. Net earnings decreased due to a higher provision for loan losses and higher noninterest expense, partially offset by higher net interest income.

Net Interest Income

Net interest income before the provision for loan losses increased from $2.0 million for the three months ended June 30, 2005 to $2.3 million for the three months ended June 30, 2006. This change in net interest income was primarily due to an increase in loans receivable and a higher interest rate spread. The Bank’s interest rate spread was 3.49% for the three months ended June 30, 2005 and 3.57% for the three months ended June 30, 2006. The average yield on interest-earning assets and the average cost of interest-bearing liabilities increased 94 and 85 basis points, respectively, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The Bank has funded loan growth since June 2005 through short-term certificate of deposit accounts and to a lesser extent through advances from the FHLB.

Interest income on loans receivable increased from $3.0 million for the three months ended June 30, 2005 as compared to $3.8 million for the comparable period in 2006. The increase is attributable to a higher average balance and average yield. Interest income on mortgage-backed securities increased due to a higher average balance and yield. Interest income on securities increased from $109,000 to $294,000 for the comparable three month periods due to a higher average balance and a higher average yield. Interest income on other interest-earning assets increased due to a higher average yield, partially offset by a lower average balance.

LIBERTY BANCORP, INC.

Interest expense on deposits increased by $536,000 for the comparable three months ended June 30, 2006 compared to the same period in 2005, as a result of a higher average balance and average rate. The Bank attracted transaction accounts due to increased advertising expense and certificate accounts through the offering of specials. The weighted-average rate on deposits increased from 2.41% for the three months ended June 30, 2005 to 3.15% for the comparable 2006 period. The average balance increased from $171.5 million for the three months ended June 30, 2005 to $199.7 million for the three months ended June 30, 2006.

Provision for Loan Losses

The provision for loan losses was $215,000 and $0 for the three months ended June 30, 2006 and 2005, respectively. The provision for loan losses is based upon management’s consideration of current economic conditions, the Bank’s loan portfolio and historical loss experience used to estimate probable losses as well as the level of non-performing assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank’s provision for loan losses.

The Bank is subject to periodic examination by regulatory agencies, which may require the Bank to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Bank’s regulators will not require increases to the allowances.

Noninterest Income

	Three Months Ended
	June 30,
	2006	2005	% Change
Loan service charges	$14,006	17,939	(21.9)%
Gain on sale of loans	56,098	55,525	1.0
Deposit account service charges	262,434	265,749	(1.2)
	$332,538	339,213	(2.0)

Noninterest income decreased by $6,000 from $339,000 for 2005 to $333,000 for 2006 due to slight decreases in loan service charges and deposit account service charges.

During the comparable periods in 2006 and 2005, we originated loans for sale to secondary market investors of $6.0 million and $5.9 million, respectively. Gains on sales of available for sale securities and mortgage-backed securities are not stable sources of income and we may not be able to generate such gains in the future. We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

LIBERTY BANCORP, INC.

Noninterest Expense

	Three Months Ended
	June 30,
	2006	2005	% Change
Compensation and benefits	$1,006,536	872,905	15.3%
Occupancy expense	125,878	110,606	13.8
Equipment and data processing expense	185,188	193,342	(4.2)
Operations from foreclosed real estate, net	66,911	69,699	(4.0)
Federal deposit insurance premiums	5,914	5,850	1.1
Professional and regulatory services	74,472	67,959	9.6
Advertising	117,536	88,239	33.2
Correspondent banking charges	65,697	52,408	25.4
Supplies	28,506	47,089	(39.5)
Other	156,162	134,085	16.5
	$1,832,800	1,642,182	11.6

Noninterest expense increased from $1.6 million for the three months ended June 30, 2005 to $1.8 million for the comparable period in 2006. Compensation and benefit expense increased primarily due to the opening of new branch offices in Independence and Kansas City, Missouri and salary increases. Advertising expense increased by $29,000 in 2006 due to increased expenditures related to checking account promotions and expenses related to changing the Bank’s name to BankLiberty. Supplies expense decreased due to greater emphasis on controlling costs. Other expenses increased by $22,000 primarily due to increased insurance expense related to two additional branches and higher data line expense as a result of new branches and adding increased capacity.

Income Taxes

Income taxes decreased for the three months ended June 30, 2006 due to lower earnings before income taxes and higher nontaxable municipal bond income as compared to the three months ended June 30, 2005. The effective rate for the three months ended June 30, 2006 was 35.3% compared to 37.0% for the three months ended June 30, 2005.

LIBERTY BANCORP, INC.

Results of Operations for the Nine Months Ended June 30, 2006 and 2005

Overview

	Nine Months Ended
	June 30,
	2006	2005	% Change
Net earnings	$994,815	1,160,581	(14.3)%
Return on assets	0.52%	0.69%	(24.6)
Return on average stockholders' equity	6.26%	7.52%	(16.8)
Stockholders' equity-to-assets ratio	8.24%	9.10%	(9.5)
Dividend payout ratio (1)	33.22%	27.47%	20.9

(1) Represents dividends paid to minority shareholders only as a percent of net earnings. Does not include dividends waived by Liberty Savings Mutual Holding Company.

Net Earnings

Net earnings decreased from $1.2 million for the nine months ended June 30, 2005 to $995,000 for the nine months ended June 30, 2006. Basic and diluted earnings per share for the nine months ended June 30, 2006 and 2005 were $0.74 and $0.87, respectively. Net earnings decreased due to a higher provision for loan losses and higher noninterest expense, partially offset by higher net interest income and noninterest income.

Net Interest Income

Net interest income before the provision for loan losses increased from $5.7 million for the nine months ended June 30, 2005 to $6.4 million for the nine months ended June 30, 2006. This change in net interest income was primarily due to an increase in loans receivable. The Bank’s interest rate spread was 3.46% for the nine months ended June 30, 2005 and 3.42% for the nine months ended June 30, 2006. The average yield on interest-earning assets and the average cost of interest-bearing liabilities increased 69 and 73 basis points, respectively, for the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005. The Bank has funded loan growth since June 2005 through short-term certificate accounts and to a lesser extent through advances from the FHLB.

Interest income on loans receivable increased from $8.5 million for the nine months ended June 30, 2005 as compared to $10.2 million for the nine months ended June 30, 2006. The increase is attributable to a higher average balance and yield. Interest income on mortgage-backed securities increased due to a higher average balance and yield. Interest income on securities increased $492,000 for the comparable nine month periods due to a higher average balance and yield. Interest income on other interest-earning assets increased due to a higher average yield and slightly higher average balance.

Interest expense on deposits increased by $1.5 million for the comparable nine months ended June 30, 2006 compared to the same period in 2005, as a result of a higher average balance and average rate. The Bank attracted transaction accounts due to increased advertising expenditures and certificate accounts generated through certificate specials. The weighted-average rate on deposits increased from 2.28% for the nine months ended June 30, 2005 to 2.98% for the nine months ended June 30, 2006. The average balance increased from $165.5 million for the nine months ended June 30, 2005 to $192.6 million for the nine months ended June 30, 2006.

Provision for Loan Losses

The provision for loan losses was $685,000 and $285,000 for the nine months ended June 30, 2006 and 2005, respectively. The provision for loan losses is based upon management’s consideration of current economic conditions, the Bank’s loan portfolio and historical loss experience used to estimate probable losses as well as the level of non-performing assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank’s provision for loan losses.

LIBERTY BANCORP, INC.

The Bank is subject to periodic examination by regulatory agencies, which may require the Bank to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Bank’s regulators will not require increases to the allowances.

Noninterest income

	Nine Months Ended
	June 30,
	2006	2005	% Change
Loan service charges	$55,529	37,273	49.0%
Gain on sale of MBSs available for sale	-	9,711	(100.0)
Gain on sale of loans	146,236	118,026	23.9
Deposit account service charges	707,165	697,256	1.4
	$908,930	862,266	5.4

Noninterest income increased by $47,000 from $862,000 for 2005 to $909,000 in 2006 due primarily to higher loan service charges, gain on sale of loans and deposit account service charges.

During the comparable periods in 2006 and 2005, we originated for sale to secondary market investors of $13.4 million and $13.2 million, respectively. Gains on sales of available for sale securities and mortgage-backed securities are not stable sources of income and we may not be able to generate such gains in the future. We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Nine Months Ended
	June 30,
	2006	2005	% Change
Compensation and benefits	$2,829,629	2,434,021	16.3%
Occupancy expense	370,330	310,891	19.1
Equipment and data processing expense	534,408	571,515	(6.5)
Operations from foreclosed real estate, net	73,324	(44,617)	264.3
Federal deposit insurance premiums	17,696	16,967	4.3
Professional and regulatory services	211,210	266,808	(20.8)
Advertising	294,568	234,439	25.6
Correspondent banking charges	187,507	161,301	16.2
Supplies	111,839	109,579	2.1
Other	456,933	439,875	3.9
	$5,087,444	4,500,779	13.0

Noninterest expense increased from $4.5 million for the nine months ended June 30, 2005 to $5.1 million for the comparable period in 2006. Compensation increased by $396,000 and occupancy expense increased by $59,000 as the result of opening two additional branches. Advertising expense increased by $61,000 due to checking account promotions and various expenses related to changing the Bank’s name to BankLiberty.

Operations from foreclosed real estate increased due primarily to a $170,000 gain that we recognized on foreclosed real estate as a result of a payoff of a development loan during the nine months ended June 30, 2005. These increases were partially offset by lower professional and regulatory service expense due to a decrease in consulting fees for recruitment of personnel. Equipment and data processing expense also decreased by $37,000 due to the renegotiation of an existing contract with a service bureau.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes decreased $130,000 for the nine months ended June 30, 2006 due to lower earnings before income taxes and higher nontaxable municipal bond income as compared to the nine months ended June 30, 2005. The effective rate for the nine months ended June 30, 2006 was 34.5% compared to 36.0% for the nine months ended June 30, 2005.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. We currently have no plans to engage in hedging activities in the future.

For the three and nine months ended June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company’s loan and deposit portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income.

Information as of June 30, 2006, concerning the Bank's exposure to market risk, has not changed significantly compared to the September 30, 2006 disclosures presented under “Interest Rate Risk Management” in the Company's Prospectus dated May 15, 2006 and filed with the Securities and Exchange Commission on May 25, 2006.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Bank carried out an evaluation, under the supervision and with the participation of the Bank’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Bank’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded that the Bank’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Bank in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Bank’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Bank’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting.

LIBERTY BANCORP, INC.

 PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A - Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s prospectus filed with the Securities and Exchange Commission on May 25, 2006. As of June 30, 2006, the risk factors of the Company have not changed materially from those reported in the prospectus.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)Exhibits:
31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32:	Section 1350 Certifications

LIBERTY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY BANCORP, INC.
(Registrant)

DATE: August 11, 2006	BY:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Duly Authorized Officer)

BY:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)