Form 10-K
period 2006-09-30
LIBERTY BANCORP INC
filed 2006-12-26
CIK 1353268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2006
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from              to                .

Commission file number: 0-51992

               LIBERTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	20-4447023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 West Franklin Street, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (816) 781-4822

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common stock, par	Nasdaq Capital Market
value $0.01

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $36,085,494, based upon the closing price ($10.25 per share) as quoted on the Nasdaq Capital Market on July 24, 2006, the day the registrant’s common stock commenced trading.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year ended September 30, 2006. (Parts II and III)

2.	Portions of the Proxy Statement for registrant’s 2007 Annual Meeting of Stockholders. (Part III)

This report contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical fact; rather, they are statements based on Liberty Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Management’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Liberty Bancorp, Inc. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in BankLiberty’s market area, changes in real estate market values in BankLiberty’s market area, changes in relevant accounting principles and guidelines and inability or third party service providers to perform.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulations, Liberty Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

General

Liberty Bancorp, Inc. (the “Company” or “Liberty Bancorp”) was organized as a Missouri corporation at the direction of BankLiberty, formerly “Liberty Savings Bank, F.S.B.” (the “Bank” or “BankLiberty”), in February 2006 to become the holding company for the Bank upon the completion of the “second-step” mutual-to-stock conversion (the “Conversion”) of Liberty Savings Mutual Holding Company (the “MHC”). The Conversion was completed on July 21, 2006. As part of the Conversion, the MHC merged into the Bank, thereby ceasing to exist, and Liberty Savings Bank, F.S.B. changed its name to “BankLiberty.” A total of 2,807,383 shares of common stock were sold in the stock offering at the price of $10.00 per share. In addition, a total of 1,952,754 shares of common stock were issued to the minority shareholders of the former Liberty Savings Bank, F.S.B. representing an exchange ratio of 3.5004 shares of Company common stock for each share of Liberty Savings Bank, F.S.B. common stock. Fractional shares in the aggregate, or 36 shares, were redeemed for cash. Total shares outstanding after the stock offering and the exchange totaled 4,760,137 shares. Net proceeds of $25.6 million were raised in the stock offering, excluding $1.2 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling it to finance 153,263 shares of common stock in the offering and exchange. Direct offering costs totaled approximately $1.3 million. In addition, as part of the Conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank received approximately $694,000 of cash previously held by the MHC.

The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the Conversion, and no significant liabilities. The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank.

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area. Our real estate loans include construction loans, commercial real estate loans, and loans secured by single-family or multi-family properties. To a lesser extent, we originate consumer loans and commercial business loans.

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. The Bank has been a member of the Federal Home Loan Bank System since its inception and is a member of the Federal Home Loan Bank of Des Moines.

Our website address is www.banklibertykc.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

The Bank’s home office is located in the city of Liberty, Missouri, which is in Clay County. In addition to our main office, Bank Liberty operates five full-service branch offices - two in Kansas City and one each in Plattsburg, Platte City and Independence, Missouri.

We operate primarily in the northern portion of the Kansas City metropolitan area, which is experiencing relatively strong population and economic growth. The offices are located in four different counties, including two branches each in Clay and Platte Counties and single branches in Clinton and Jackson counties. All of the counties are included in the Kansas City metropolitan area.

The following table sets forth demographic information for 2006, according to a recent census report, regarding the counties in which our offices are located.

County	Approximate Population	Household Growth Since 2000	Per Capita Income	Median Income	Unemployment Rate

Clay	202,000	8%	$23,144	$53,536	4.2%
Platte	82,000	12	26,356	60,006	3.7
Clinton	21,000	9	19,056	44,459	4.9
Jackson	663,000	6	20,788	42,066	5.5

During the past five years, the population for each county BankLiberty serves has increased by 1% or more on an annual basis, with the highest growth rate since 2000 in Platte County. Since 2000, all of the counties experienced higher population growth than the State of Missouri, and Clay, Clinton and Platte counties grew faster than the United States population. In 2006, per capita income for the State of Missouri and the United States was $19,936 and $21,587, respectively, and median household income was $40,870 and $43,318, respectively.

Our market area is the Kansas City metropolitan area, which comprises 11 counties in Missouri and Kansas. The four counties that the Bank serves have a mix of industry groups and employment sectors, including services, manufacturing and transportation. In Clay County, top employers include Ford Motor Co., Cerner Corporation (health care services), a number of casinos and an amusement park. Clinton County’s top employers are within the services sector and include Cameron Regional Medical Center, Cameron R-1 (school district) and the county government. Platte County relies on the transportation sector of employment, attributable to the operations of Kansas City International Airport. Other top employers in Platte County include American Airlines (which operates a maintenance facility), Citicorp Credit Services Inc. and Harley-Davidson Inc. Jackson County, the most populous county served and the most urban, includes Kansas City and its downtown area. Manufacturing and services are the top employment sectors in Jackson County, including the federal government, Health Midwest, Hallmark Cards Inc. and DST Systems Inc. As of July 2006, all of the counties within the Bank’s market area, except Jackson and Clinton Counties, had unemployment rates below the state and national rates.

Our primary market area for deposits includes the communities in which we maintain our banking office locations. Our primary lending area is broader than our primary deposit market area and includes surrounding counties.

Competition

We face significant competition for the attraction of deposits and origination of loans. At June 30, 2006, which is the most recent date for which data is available from the FDIC, we held approximately 13%, .02%, 3.4% and 4.8% of the deposits in Clinton, Jackson, Platte and Clay Counties, respectively, which was the third largest market share out of eight financial institutions with offices in Clinton County, the 41st largest market share out of 43 financial institutions with offices in Jackson County, the 12th largest market share out of 19 financial institutions with offices in Platte County and the fifth largest market share out of 31 financial institutions with offices in Clay County. In addition, large national or regional bank holding companies operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our most direct competition for loans and deposits comes primarily from financial institutions in our market area, and, to a lesser extent, from other financial service providers, such as brokerage firms, credit unions, mortgage companies and mortgage brokers. Our main competitors include a number of significant independent banks. We also face competition for investors’ funds from money market funds and other corporate and government securities. Competition for loans also comes from the increasing number of non-depository financial service companies entering the lending market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. Our loan portfolio consists primarily of real estate loans, which include real estate construction loans, single-family residential loans, commercial real estate loans and multi-family real estate loans. To a lesser extent, we also originate commercial business loans and consumer loans. These loans are originated primarily in Clay, Clinton, Platte and Jackson Counties in Missouri, which comprise the northern and eastern portions of the Kansas City, Missouri metropolitan area. We sell substantially all new, fixed-rate conforming single-family loans in the secondary market due to the current low interest rate environment.

Construction Lending. Construction loans constitute the largest portion of our loan portfolio. At September 30, 2006, our loan portfolio included $99.8 million in loans secured by properties under construction, with such loans representing 43.3% of our total loan portfolio at that date. Our construction lending has primarily involved single-family residential lending to builders where the residences being built have not been sold prior to commencement of construction, known as “spec” construction lending, and to custom homebuilders. In addition, we make loans for the acquisition and development of land and loans to fund the construction of commercial and multi-family buildings.

Our construction loans are secured by the following types of real estate:

	At September 30,
	2006	2005
	(In thousands)

Single-family, spec	$37,765	$33,258
Single-family, custom built	12,252	9,967
Development	23,961	24,677
Commercial (1)	25,174	11,110
Other	607	967
Total	$99,759	$79,979

(1) Includes loans for the construction of multi-family residential properties.

We originate spec loans only to builders with experience building and selling spec single-family residences. Our spec residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. Spec loans generally can be made with a maximum loan-to-value ratio of 85% of the appraised value or 100% of the cost of the project, whichever is less. Interest rates on residential construction loans are set at the prime rate plus a margin, and adjust with changes in the prime rate. We also generally charge a fee for residential construction loans. At September 30, 2006, loans for the construction of spec sale homes totaled $37.8 million, or 16.4% of our total loan portfolio and 37.9% of our portfolio of construction loans. At September 30, 2006, the largest spec loan was for $718,250, $464,033 of which was outstanding. This loan was performing according to its terms at September 30, 2006. At September 30, 2006, our largest outstanding indebtedness to a single builder for spec loans totaled $2.5 million. All loans to this builder were performing in accordance with their terms at September 30, 2006.

We also originate construction loans for customers to have their personal residences custom-built. We do not approve loans to customers acting as their own builder for their residences. A custom-build project loan requires the use of an approved qualified general contractor experienced in home building and written approval for permanent financing. Custom-build project loans can be made with a maximum loan-to-value ratio of 85%. At September 30, 2006, the largest outstanding custom-build project loan was $700,000, of which $9,064 is outstanding. This loan was performing according to its terms at September 30, 2006.

We also make loans for the construction of non-single-family residential properties, including loans for the construction of multi-family residential properties such as condominiums and planned multi-family communities. We generally do not make non-residential construction loans in amounts that exceed a loan-to-value ratio of 80% where the value is determined by the fully improved, or completed project’s current appraised market value. These loans generally have an interest-only phase during construction, which is usually 12 to 18 months, and then convert to permanent financing. Disbursements of funds are at the sole discretion of the Bank and are based on the progress of construction. Interest rates and fees on non-residential construction projects are negotiated, but such loans generally carry adjustable rates of prime, plus a margin.

As part of our non-residential lending program, we offer loans to selected developers to acquire land and develop residential lots or commercial properties. At September 30, 2006, such loans amounted to $24.0 million, or 10.4% of our total loan portfolio. We make the loans with terms from 12 to 24 months, depending on the size of the project, at interest rates equal to the prime rate plus a negotiated margin of between 0.25% and 1.0% and that adjust daily with changes in the prime rate. We generally originate these loans at a loan-to-value ratio of the lesser of 75% of the appraised value of the security property or 85% of the cost. Loans generally are structured so that the loan will be completely repaid after the developer has sold 75% of the lots being developed.

We require that development loans be reviewed by independent architects and engineers for verification of costs. Disbursements during the construction phase are based on monthly on-site inspections and approved certifications. We generally commit to provide the permanent financing on residential projects and usually require some minimum presale commitments. In the case of construction loans on commercial projects where we will provide the permanent financing, we usually require firm lease commitments on some portion of the property under construction from qualified tenants for a period covering the duration of the loan and usually also require rent assignments in an amount sufficient to satisfy debt service requirements. At September 30, 2006, our largest development loan outstanding was a $5.3 million loan for the development of a commercial retail project. This loan was originated in December 2005. At September 30, 2006, this loan was performing in accordance with its terms and conditions.

For the fiscal year ended September 30, 2006, we originated $74.8 million in construction loans. A substantial amount of our construction loans, except loans to homebuilders, are structured to convert to permanent loans upon completion of construction, and typically have an initial construction loan term of 12 to 18 months prior to converting to a permanent loan. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the actual work completed. Construction projects are inspected by our officers and, if warranted by the complexity of the project, an independent contractor. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios are based on each project’s appraised value.

Single-Family Residential Real Estate Lending.  Historically, our primary lending activity was the origination of conventional mortgage loans on single-family residential dwellings. However, in recent years, we have emphasized the origination of real estate construction and commercial real estate loans. As of September 30, 2006, loans on single-family one- to four-unit, residential properties accounted for $42.6 million, or 18.5%, of our loan portfolio.

We originate fixed-rate fully amortizing loans with maturities ranging between 10 and 30 years. Management establishes the loan interest rates based on market conditions. We offer mortgage loans that conform to Fannie Mae and Freddie Mac guidelines, as well as jumbo loans, which presently are loans in amounts over $417,000. Substantially all fixed-rate, single-family loans are sold to secondary market investors.

We also currently offer adjustable-rate loans, with interest rates that adjust annually after a three-, five- or seven-year initial fixed period and with terms of up to 30 years. Interest rate adjustments on such loans are generally limited to no more than 2% during any adjustment period and 6% over the life of the loan. Demand for adjustable-rate loans has been low during the past two years due to the relatively low interest rates available on fixed-rate loans.

We underwrite single-family residential loans with loan-to-value ratios of up to 85%. In most instances, we require that a borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by us. An independent licensed appraiser generally appraises all properties.

Our single-family loan originations are generally for terms of 15, 20 or 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. Conventional residential mortgage loans we originate customarily contain “due-on-sale” clauses, which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property.

We retain some of the adjustable-rate mortgages we originate in order to reduce our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of repricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

Multi-Family and Commercial Real Estate Lending. We offer fixed-rate and adjustable-rate mortgage loans secured by income-producing multi-family and commercial real estate. Our multi-family and commercial real estate loans generally are secured by improved property such as office buildings, retail centers, apartment buildings and churches which are located in our primary market area. At September 30, 2006, loans secured by multi-family properties, i.e., more than four units, amounted to $10.4 million, or 4.5% of our loan portfolio, and commercial (non-residential) real estate loans amounted to $53.4 million, or 23.1% of our loan portfolio. In the aggregate, multi-family and commercial real estate lending totaled approximately $63.8 million, or 27.6%, of our total loan portfolio at that date.

Multi-family and commercial real estate loans generally amortize over a period of from 15 to 25 years but must be paid in full or refinanced in either three or five years. Multi-family and commercial real estate loans generally are made in amounts not exceeding 85% of the lesser of the appraised value or the purchase price of the property. While we offer adjustable-rate multi-family real estate loans and commercial real estate loans, most such loans have a fixed interest rate indexed to the three- or five-year treasury bill rate plus a margin. At September 30, 2006, our largest commercial real estate loan had an outstanding balance of $3.2 million, was secured by property for a truck stop and was performing in accordance with its terms. At September 30, 2006, our largest multi-family real estate loan had an outstanding balance of $1.6 million, was secured by thirteen duplexes and was performing in accordance with its terms.

Consumer Lending. We have a consumer-lending program that primarily targets existing customers. The program emphasizes our commitment to community-based lending and is designed to meet the needs of consumers in our primary market area. Our consumer loans consist primarily of home equity loans and lines of credit, and, to a much lesser extent, automobile loans, loans secured by deposit accounts and other miscellaneous consumer loans. As of September 30, 2006, consumer loans constituted approximately $13.2 million, or 5.7%, of our total loan portfolio.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history and the ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes an analysis of the applicant’s employment stability, capacity to pay debts, and a comparison of the value of the collateral, if any, to the proposed loan amount.

We generally offer home equity loans and home equity lines of credit with a maximum combined loan-to-value ratio of 100%, provided that loans in excess of 85% carry higher interest rates and are subject to stricter underwriting requirements.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. At September 30, 2006, home equity loans and lines of credit totaled $11.7 million, or 5.1% of our loan portfolio.

The Bank makes loans secured by deposit accounts in amounts that may not exceed the account balance plus accrued interest at the due date. The interest rate is set at least 2% above the rate being paid on the collateral deposit account with the account pledged as collateral to secure the loan. At September 30, 2006, loans secured by deposit accounts totaled $211,405, or 0.1% of our loan portfolio.

Our automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 60 months. We require that the vehicles be insured and that we be listed as mortgagee on the insurance policy. At September 30, 2006, automobile loans totaled $608,431, or 0.3% of our loan portfolio.

Commercial Lending. On a limited basis, we originate commercial business loans to small businesses in our market area. At September 30, 2006, commercial business loans totaled $11.3 million, or 4.9% of our total loan portfolio. We extend commercial business loans on a secured basis that generally are secured by inventory, business equipment, marketable securities and/or bonds and cash surrender value life insurance. We originate both fixed- and adjustable-rate commercial loans with terms generally up to five years based on the purpose of the loan. Interest rates on adjustable-rate commercial loans are usually based on the prime rate as published in The Wall Street Journal, plus a margin, and adjust as the prime rate changes. We also originate lines of credit to finance short-term working capital needs, with repayment from asset conversion in the normal course of business. Closed end credit lines are also provided for planned equipment purchases or other finite purposes.

When providing commercial business loans, we consider the borrower’s financial condition, the payment history on corporate and personal debt, debt service capabilities and actual and projected cash flows. In addition, the borrower’s inherent industry risks and the collateral value are analyzed. At September 30, 2006, our largest commercial loan was a $1.9 million loan secured by car hauling equipment. At September 30, 2006, this loan was performing in accordance with its terms.

Loan Underwriting Risks

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building or project. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building or project having a value that is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than single-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the project’s cash flow potential. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and nonresidential real estate loans. In reaching a decision on whether to provide a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income before debt service to debt service) of at least 1.25x. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.

Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Originations, Purchases and Sales. Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. We advertise our mortgage loan services primarily through local builder periodicals, billboard advertisements, and to a lesser extent, direct mailings. Commercial, commercial real estate and construction loans are typically derived from the business development efforts of the Bank’s commercial banking officers. Applications are taken at all offices but are processed in the Bank’s main office and submitted for approval.

We sell in the secondary market substantially all fixed-rate single-family mortgage loans we originate that conform to Fannie Mae and Freddie Mac guidelines. These loans are sold with servicing released. We also sell participation interests in loans to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. We sold $8.75 million and $9.1 million of participation interests in loans during the fiscal years ended September 30, 2006 and 2005, respectively. The participations sold in 2006 include $5.5 million in participation loans sold from BankLiberty to our holding company, Liberty Bancorp, Inc.

In fiscal 2006, we purchased participation interests, primarily in commercial real estate loans. The aggregate outstanding balance of all such purchased loans totaled $6.2 million at September 30, 2006. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender. We have not historically purchased any whole loans. However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

Loan Approval Procedures and Authority. Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit history. Where applicable, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser approved by the Bank. Our Board of Directors has the responsibility and authority for general supervision over our lending policies. The Board has established written lending policies and has delegated to the Officers Loan Committee (the “OLC”) the authority to approve all loan proposals exceeding individual authorities up to a maximum relationship amount of $750,000. The individual authority limits range from $15,000 to $250,000 based on experience, lending history and seniority. The OLC consists of the Chief Executive Officer, the Chief Lending Officer, the Internal Auditor (non-voting member) and all Vice President loan officers.

The Board has further established a Directors Loan Committee (the “DLC”) as a joint Directors and Senior Officers committee. This committee has approval authority for all loan proposals in excess of the authority level given to the OLC and for all loans to directors and executive officers. The DLC has approval authority for individual loan proposals exceeding $500,000, or aggregate relationship proposals exceeding $750,000. The DLC consists of the non-officer members of the Board of Directors.

State certified or licensed appraisers must perform all real estate appraisals performed in connection with federally related transactions. Federally related transactions include real estate related financial transactions that the Office of Thrift Supervision regulates and which include mortgages made by the Bank. Office of Thrift Supervision regulations require that all federally related transactions having a transaction value of more than $250,000, other than those involving appraisals of one- to four-family residential properties, require an appraisal performed by a state certified appraiser. Single-family residential property financing may require an appraisal by a state certified appraiser if the amount involved exceeds $1.0 million or the financing involves a “complex” one- to four-family property appraisal. Appraisals are generally not required for transactions when the transaction value is $250,000 or less, or when the transaction is not secured by real estate. In some instances, an appropriate evaluation of real estate may be required.

Loans to One Borrower. At September 30, 2006, the maximum amount that the Bank could have loaned to any one borrower under the 30%, 25% and 15% limits of risk-based capital was approximately $11.5 million, $9.6 million and $5.7 million, respectively. At that date, our largest lending relationship totaled $5.8 million and consisted of loans secured by commercial real estate. The loans were performing according to their original terms at September 30, 2006. See “Regulation and Supervision—Lending Limits” for further discussion of loans to one borrower lending limits.

Loan Commitments. We issue commitments for fixed-rate and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreement to lend to our customers.

Interest Rates and Loan Fees. The interest rates we charge on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). In some cases, market interest rates have caused the Bank to modify borrowers’ interest rates, as an alternative to refinancing, in order to retain these loans in the Bank’s loan portfolio.

In addition to interest earned on loans, we receive fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets we serve.

Investment Activities

Mortgage-Backed Securities. We invest in mortgage-backed securities primarily issued or guaranteed by the United States government or an agency thereof. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Ginnie Mae, Freddie Mac and Fannie Mae. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying interest rates and maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgages. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, are passed on to the certificate holder. Historically, we have invested in adjustable-rate and short-term (five- to seven-year maturities) mortgage-backed securities to supplement local loan originations, as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans. However, in recent years, we have purchased primarily five- to seven-year balloon issues and fixed-rate 15-year issues, and, to a lesser extent, collateralized mortgage obligations. At September 30, 2006, our mortgage-backed securities totaled $24.2 million.

Investment Securities. It is our policy to consistently maintain a liquid portfolio. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives, our judgment as to the attractiveness of the yields then available in relation to other opportunities, our expectations of the level of yield that will be available in the future and our projections as to the short-term demand for funds to be used in our loan origination and other activities.

The general objectives of our investment policy are to (i) maintain liquidity levels sufficient to meet our operating needs, (ii) minimize interest rate risk by managing the repricing characteristics of our assets and liabilities, (iii) reduce credit risk by maintaining a balance of high quality diverse investments, (iv) absorb excess liquidity when loan demand is low and/or deposit growth is high, (v) maximize returns without compromising liquidity or creating undue credit or interest rate risk and (vi) provide collateral for pledging requirements. Our investment activities are conducted by senior management, specifically, the Chief Financial Officer, and supervised by the Board of Directors. The investment policy adopted by the Board currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating our asset/liability management objectives of limiting the weighted average terms to maturity or repricing of our interest-earning assets. In accordance with the policy, we have invested primarily in government and agency securities backed by the full faith and credit of the United States, and as discussed above, mortgage-backed securities and participation certificates issued by Ginnie Mae, Freddie Mac and Fannie Mae. To a lesser extent, we also invest in municipal securities.

For information regarding the carrying values and market values and other information for our mortgage-backed securities and other securities, see notes 1, 3 and 4 of the notes to consolidated financial statements included in the 2006 Annual Report to Stockholders.

Deposit Activities and Other Sources of Funds

General. Deposits are a significant source of funds for lending and other investment purposes. In addition to deposits, we derive funds from loan principal repayments, interest payments and maturing investment securities. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer-term basis for general business purposes. During recent years, we have used primarily customer deposits to fund loans. We continuously monitor and evaluate the pricing of Federal Home Loan Bank of Des Moines advances as an alternative to retail deposits as a source of funds.

Deposits. We attract principally from within our market area by offering a variety of deposit instruments, including accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as NOW, passbook and money market deposit accounts. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We also offer individual retirement accounts.

Our policies are designed primarily to attract deposits from local residents. We do not presently accept deposits from brokers due to the volatility and rate sensitivity of such deposits. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations. In order to increase our transaction accounts, we continuously evaluate these products and then develop new interest-bearing and noninterest-bearing checking accounts in order to appeal to varied customer needs. Automated teller machine services are offered as an additional incentive to attract transaction accounts. Also, we have increased advertising and marketing efforts in an attempt to attract such accounts.

Borrowings. Retail deposits historically have been the primary source of funds for our lending and investment activities and for our general business activities. We also use advances from the Federal Home Loan Bank of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Des Moines and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances from the Federal Home Loan Bank of Des Moines are secured by our stock in the Federal Home Loan Bank of Des Moines, a portion of mortgage loans and certain securities. Advances from the Federal Home Loan Bank of Des Moines totaled $34.1 million at September 30, 2006, with a weighted average interest rate of 4.48%, and had maturity dates which varied up to September 2012.

We also borrow funds pursuant to the Federal Home Loan Bank’s Community Investment Program, which funds are used to make loans to low and moderate income borrowers at rates established pursuant to the program. Community Investment Program advances amounted to $2.1 million at September 30, 2006. During the year ended September 30, 2004, we borrowed $5.8 million pursuant to the Community Investment Program, which funds were used to make loans in federally declared disaster areas in Missouri. During the years ended September 30, 2006 and 2005, we did not borrow any funds pursuant to the Community Investment Program.

In addition, we borrow funds pursuant to agreements to repurchase. Securities sold under agreements to repurchase are customer funds that are invested overnight in mortgage-related securities. These types of accounts are often referred to as sweep accounts and reprice daily.

Personnel

As of September 30, 2006, the Bank had 67 full-time and 14 part-time employees. The employees are not represented by a collective bargaining group. We consider our relations with our employees to be excellent.

Executive Officers

The executive officers of the Company are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his position for at least five years. The ages presented are as of September 30, 2006. The executive officers are:

Name	Age	Position
Brent M. Giles	39	President and Chief Executive Officer of the Company and the Bank
Marc J. Weishaar	45	Senior Vice President and Chief Financial Officer of the Company and the Bank
Mark E. Hecker	40	Senior Vice President and Chief Lending Officer of the Bank

Brent M. Giles has served as our President and Chief Executive Officer since September 2003. Prior to joining the Bank, from August 2001 to August 2003, Mr. Giles was President of Lawson Bank, Lawson, Missouri, a Missouri-based community bank. From May 2000 to July 2001, Mr. Giles served as a financial services consultant with Rightworks Corporation, San Jose, California, and from April 1998 to May 2000, Mr. Giles served as Vice President of UMB Bank, Kansas City, Missouri. From 1989 to April 1998, Mr. Giles was a financial institutions examiner with the Federal Deposit Insurance Corporation. Director since 2003.

Marc J. Weishaar is Senior Vice President and Chief Financial Officer of Liberty Bancorp and the Bank. He has served as Chief Financial Officer at the Bank since January 1995. From November 1991 to January 1995, Mr. Weishaar was Assistant Vice President, Compliance Officer of the Bank. From 1989 to November 1991, Mr. Weishaar was employed as a loan officer with UMB Bank, Kansas City, Missouri. From 1985 to 1989, Mr. Weishaar was employed in public accounting. He has a B.S. in Business Administration from the University of Kansas, Lawrence, Kansas and an M.B.A. from the University of Missouri, Kansas City.

Mark E. Hecker has served as the Bank’s Senior Vice President and Chief Lending Officer since June 2004. From March 1996 to June 2004, Mr. Hecker served in various capacities, including Commercial Loan Officer and Vice President, Commercial Manager, in Lee’s Summit, Missouri with Commercial Federal Bank, Omaha, Nebraska. From 1990 to March 1996, Mr. Hecker was a financial institutions examiner with the Federal Deposit Insurance Corporation. He has a B.S. in accounting from Central Missouri State University, Warrensburg, Missouri.

Subsidiaries

As of September 30, 2006, the Bank was the Company’s only subsidiary. The Bank is wholly owned by the Company.

Regulation and Supervision

General. As a federally chartered savings bank, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and the FDIC also has the authority to conduct special examinations of insured institutions. The Bank must file reports with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein. This summary of regulatory requirements does not purport to be a complete description and is qualified in its entirety by reference to the actual statutes and regulations involved.

Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” or “Tier 1” capital equal to 4% (or 3% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and a combination of core and “supplementary” capital equal to 8% of “risk-weighted” assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated CAMELS 1 under the OTS examination rating system). See “―Prompt Corrective Regulatory Action.” The Bank is in compliance with all currently applicable capital requirements. For purposes of this regulation, Tier 1 capital has the same definition as core capital, i.e., common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and “qualifying supervisory goodwill.” Core capital is generally reduced by the amount of the savings institution’s intangible assets. Limited exceptions to the deduction requirement are provided for purchased mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill held by an eligible savings institution. Tangible capital is given the same definition as core capital, but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution’s intangible assets with only a limited exception for purchased mortgage servicing rights.

Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At September 30, 2006, the Bank had no such investments.

Adjusted total assets include a savings institution’s total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution’s investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 2006, the Bank’s adjusted total assets for purposes of core and tangible capital requirements were $283.8 million.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital. Supplementary capital includes certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, specified other capital instruments, a portion of the savings institution’s general loss allowances and up to 45% of unrealized gains of equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and all equity investments. At September 30, 2006, the Bank had no equity investments for which OTS regulations require a deduction from total capital.

The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages with specified loan-to-value ratios that are not more than 90 days past due are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight. As of September 30, 2006, the Bank’s risk-weighted assets were approximately $210.9 million.

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2006.

	Amount	Percent of Assets (1)
	(Dollars in thousands)

Tangible capital	$36,117	12.7%
Tangible capital requirement	4,257	1.5%
Excess	$31,860	11.2%

Tier 1/core capital	$36,117	12.7%
Tier 1/core capital requirement (2)	11,351	4.0%
Excess	$24,766	8.7%

Tier 1/risk-based capital	$36,117	17.1%
Tier 1/risk-based capital requirement	8,437	4.0%
Excess	$27,680	13.1%

Total risk-based capital	$38,261	18.1%
Total risk-based capital requirement	16,874	8.0%
Excess	$21,387	10.1%

(1)	Based upon adjusted total assets for purposes of the tangible capital and core capital requirements, and risk- weighted assets for purposes of the risk-based capital requirements.

(2)	Reflects the capital requirement that we must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk and certain risks arising from nontraditional activities. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital.

At September 30, 2006, the Bank exceeded all regulatory minimum capital requirements.

Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan.

A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

		Adequately				Significantly
	Well Capitalized	Capitalized		Undercapitalized		Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more		Less than 8.0%		Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more		Less than 4.0%		Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more	*	Less than 4.0%	*	Less than 3.0%

* 3.0% if institution has a composite 1 CAMELS rating.

A “critically undercapitalized” savings institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

Qualified Thrift Lender Test. The Bank is subject to OTS regulations which use the concept of a qualified thrift lender (“QTL”). A savings institution that does not meet the Qualified Thrift Lender Test (“QTL Test”) must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and savings association; (ii) the branching powers of the institution shall be restricted to those of a national bank located in the institution’s home state; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the “BHCA”) and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and dispose of any investment not permissible for a national bank.

To comply with the QTL test, a savings institution must either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of total assets. Qualified Thrift Investments include loans made to purchase, refinance, construct or improve residential or manufactured housing, home equity loans, mortgage-backed securities, education, credit card and small business loans and other specified investments.

A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain QTL status will be permitted to requalify once, and if it fails the QTL test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired.

At September 30, 2006, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL Test.

Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank’s conversion to stock form.

OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must apply to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution’s total distributions for the calendar year exceeds the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

Under the OTS’ prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if, after making the distribution, the Bank would fail to meet any of the regulatory capital requirements.

In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See “Taxation.”

Safety and Soundness Standards. By statute, each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the OTS, have released Interagency Guidelines Establishing Standards for Safety and Soundness establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. Additionally, the federal banking agencies have established standards relating to the asset quality and earnings that the agencies determine to be appropriate. Under these guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets, as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable compliance plan to the OTS within 30 day of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank substantially meets all the standard adopted in the interagency guidelines, and therefore does not believe that these regulatory standards have materially affected the Bank’s operations.

Federal banking regulations also require that savings institutions adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A savings institution’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Real Estate Lending Guidelines”) that have been adopted by the federal banking regulators. The Real Estate Lending Guidelines, among other item, call upon savings institutions to establish internal loan-to-value limits for real estate loans that are not in excess of the specified loan-to-value limits for the various types of real estate loans. The Real Estate Lending Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Lending Limits.  With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower outstanding at one time may not exceed 15% of the unimpaired capital and surplus of the institution. Loans and extensions of credit fully secured by specified readily marketable collateral (having a market value at least equal to the funds outstanding) may comprise an additional 10% of unimpaired capital and surplus. Under the OTS Pilot Program, the Bank can originate certain one-to-four family loans and commercial real estate and non-real estate loans to any one borrower up to 25% of impaired capital and surplus of the institution. Savings institutions are additionally authorized to make loans to one borrower, for any purpose: (i) in an amount not to exceed $500,000; or (ii) by order of the Director of OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided: (a) the purchase price of each single-family dwelling in the development does not exceed $500,000; (b) the savings institution is and continues to be in compliance with regulatory capital requirements; (c) the loans comply with applicable loan-to-value requirements, and; (d) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus, or (iii) loans to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith, not to exceed 50% of unimpaired capital and surplus of the institution.

Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. Federal law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further restricted as to types and amounts that are permissible.

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OTS Director that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by the Bank for the fiscal year ended September 30, 2006 totaled $24,539.

Deposit Insurance. The Bank is required to pay assessments based on a percent of its insured deposits to the Federal Deposit Insurance Corporation for insurance of its deposits. Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation is required to set semi-annual assessments for insured institutions at a level necessary to maintain the designated reserve ratio at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the Federal Deposit Insurance Corporation determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the fund.

Under the Federal Deposit Insurance Corporation’s risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the Federal Deposit Insurance Corporation, which is determined by the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups―well capitalized, adequately capitalized or undercapitalized―using the same percentage criteria as in the prompt corrective action regulations. See “― Prompt Corrective Regulatory Action.” Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the Federal Deposit Insurance Corporation determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

The deposit insurance assessment rates set by the Federal Deposit Insurance Corporation currently range from zero for “well-capitalized” institutions with the highest supervisory ratings to 0.27% of insured deposits for institutions in the highest risk-based premium category. In addition, Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The Act provided that the consolidation of the Bank and Savings Association Insurance Funds occur no later than the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. Pursuant to the Act, the FDIC consolidated the two funds on March 31, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Des Moines, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines. The Bank was in compliance with this requirement with investment in Federal Home Loan Bank of Des Moines stock at September 30, 2006 of $1,952,900. The Federal Home Loan Bank of Des Moines serves as a reserve or central bank for its member institutions within its assigned district. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the Federal Home Loan Bank of Des Moines. Long-term advances may be used for the purpose of funding loans to residential housing finance, small businesses, small farms and small agri-businesses. At September 30, 2006, the Bank had $34.1 million in advances outstanding from the Federal Home Loan Bank of Des Moines. See “Business―Deposit Activity and Other Sources of Funds―Borrowings.”

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. The Bank must maintain reserves equal to 3% on transaction accounts of over $7.8 million up to $48.3 million, plus 10% on the remainder. These requirements are subject to adjustment annually by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2006, the Bank met its reserve requirements applicable at that time.

Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take the record into account in its evaluation of certain applications by the institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a “satisfactory” rating as a result of its most recent CRA assessment.

Regulation of the Holding Company

General. Liberty Bancorp is a nondiversified unitary savings and loan holding company. Under prior law, a unitary savings and loan holding company, such as Liberty Bancorp, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See “—Qualified Thrift Lender Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test. Liberty Bancorp does not qualify for the grandfathering. Liberty Bancorp is therefore limited to activities permissible for financial holding companies under the Bank Holding Company Act of 1956 and activities permitted for multiple holding companies. These include activities that are financial in nature but exclude commercial activities. Upon any non-supervisory acquisition by Liberty Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the Office of Thrift Supervision, Liberty Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain activities authorized by Office of Thrift Supervision regulation. However, the Office of Thrift Supervision has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the Office of Thrift Supervision and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to Liberty Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Liberty Bancorp’s outstanding voting stock, unless the Office of Thrift Supervision has found that the acquisition will not result in a change of control of Liberty Bancorp. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal and State Taxation

General. The Bank and Company file a consolidated tax return and report their taxable income on a fiscal year basis ending September 30, using the accrual method of accounting. The federal income tax laws apply to us in the same manner as other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our last federal audit by the Internal Revenue Service (the “IRS”) was for the fiscal year ended September 30, 1993 and was audited in 1995. As a result of this audit, the IRS disallowed certain minor deductions.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional test and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $3.6 million of our accumulated bad debt reserves would not be recaptured into taxable income unless BankLiberty makes a “non-dividend distribution” to Liberty Bancorp as described below.

Distributions. If BankLiberty makes “non-dividend distributions” to Liberty Bancorp, such distributions will be considered to have been made from BankLiberty’s unrecaptured tax bad debt reserve as of September 30, 1988 (the “base year reserve”), to the extent thereof and then from BankLiberty’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in BankLiberty’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be included in the Bank’s income.

The amount of additional income created from a non-dividend distribution is equal to the lesser of the base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Liberty Savings Bank does not intend to pay dividends that would result in the recapture of any portion of the bad debt reserves.

Corporate Alternative Minimum Tax.  The Code imposes a tax on alternative minimum taxable income at a rate of 20%. Only 90% of alternative minimum taxable income can be offset by alternative minimum tax net operating loss carryovers of which the Bank currently has none. Alternative minimum taxable income is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Alternative minimum tax is due when it exceeds the regular income tax. The Bank has not had a liability for a tax on alternative minimum taxable income during the past five years.

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

State Taxation

Missouri Taxation. The Company and Bank file Missouri income tax returns. Missouri-based thrift institutions are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax. In January 2006, the Bank completed a routine sales/use tax return audit for the year ended June 30, 2005, under which we were found to owe no additional funds. The Company is subject to the regular state corporate income tax at the rate of 6.25% of taxable income derived from Missouri sources.

ITEM 1A. Risk Factors

Our emphasis on construction, commercial and multi-family real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2006, we had $99.8 million in real estate construction loans, $53.4 million in commercial real estate loans, $10.4 million in multi-family loans and $11.3 million in commercial business loans, which represented 43.25%, 23.13%, 4.52% and 4.89%, respectively, of our total loan portfolio.  Moreover, we intend to increase our emphasis on commercial real estate, multi-family, commercial and multi-family real estate construction and commercial business lending. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Nonperforming assets totaled $5.8 million, or 2.02% of total assets, at September 30, 2006, which was an increase of $3.0 million or 9.84%, from $2.8 million, or 1.20% of total assets, at September 30, 2005. Nonperforming assets at September 30, 2006 consisted of $1.5 million in non-accrual loans, $2.7 million in other impaired loans, $1.6 million in foreclosed real estate and a $58,000 accruing loan past due 90 days or more. At September 30, 2006, non-accrual loans consisted of $828,000 in single-family and multi-family loans, $304,000 in real estate construction loans and $349,000 in consumer loans. Other impaired loans totaling $2.7 million at September 30, 2006 were secured by 15 single-family spec homes in various states of completion and two lots. In November 2006, after principal repayments on these loans, 16 remaining properties totaling $2.3 million were foreclosed.

During the year ended September 30, 2004, $640,000 of our provision for loan losses was related to certain identified loans totaling $2.9 million and secured by single-family investment properties. We discovered irregularities in these loans that suggested the collateral may not have been sufficient to properly secure the amount owed. The loans involved six different borrowers where we loaned funds for the purchase of single-family investment properties. Five of the borrowers purchased the collateral properties from a common seller. These loans were impaired loans at September 30, 2004. In 2005, the Bank received payoffs at an average discount of 4.9% for $1.1 million of the impaired loans and acquired through foreclosure an additional $1.5 million of the original loans totaling $2.9 million in loans. Of the $1.5 million in impaired loans foreclosed in 2005, $1.3 million have been sold through September 30, 2006. At September 30, 2006, we had $157,000 in foreclosed real estate attributable to these loans.

At September 30, 2006, we had loans totaling $545,000 which were not currently classified as non-accrual, 90 days past due, restructured or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due, restructured or impaired. At September 30, 2006, these loans consisted of two spec single-family construction loans and one loan secured by three single-family rental properties.

Our loan portfolio has significant concentrations among a small number of borrowers; as a result, we could be adversely affected by difficulties experienced by a small number of borrowers.

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if a small number of our borrowers are unable to repay their loans to us. At September 30, 2006, we had 26 borrowers with aggregate loan balances exceeding 5.0% of our stockholders’ equity at that date. Loans to these borrowers aggregated $98.0 million, which represented 42.51% of our total loan portfolio at that date. These loans primarily are residential real estate development, residential real estate construction or commercial real estate loans. Aggregate loan balances to these customers ranged from $2.5 million to $5.8 million for our largest borrower. While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Kansas City metropolitan area.  In addition, through our portfolio of real estate construction loans, which includes loans to acquire land for development of residential property and loans to builders for the construction of residences, we have significant exposure to the residential construction market in the Kansas City metropolitan area. As a result, a downturn in the local economy, and, particularly, a downturn in the residential construction industry, could cause significant increases in non-performing loans, which would adversely affect our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively affect our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  For a discussion of our market area, see “Item 1. Business - Market Area.”

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. See “Item 1. Business - Competition.”

We will incur additional expenses relating to our strategic plan to expand through de novo branching in the Kansas City metropolitan area.

We opened one new branch in Independence, Missouri in May 2005 and a second new branch in Kansas City, Missouri in January 2006.  We anticipate that over the next three to five years, based on and subject to local market conditions, we will open additional branch offices in suburban Kansas City growth areas that complement our existing branch network. In connection with the expansion of our branch network, we intend to hire additional lending and other employees to support our expanded infrastructure.

While we anticipate that this expansion strategy will enhance long-term shareholder value, it is possible that our branch expansion strategy may not become accretive to our earnings over the short term.  New branches generally require a significant initial capital investment and take three years or longer to become profitable. New branches require an upfront investment of between $2.0 million and $3.0 million for land and building expenses. Accordingly, we anticipate that, in the short term, net income will be negatively affected as we incur significant capital expenditures and noninterest expense in opening and operating new branches before the new branches can produce sufficient net interest income to offset the increased expense. In addition, the need to use capital to fund de novo branching may limit our ability to pay or increase dividends on our common stock. There also is implementation risk associated with new branches. Numerous factors will determine whether our branch expansion strategy will be successful, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.

Certain interest rate movements may hurt our earnings and asset value.

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. Although this “flattening” of the market yield curve has not had a negative impact on our interest rate spread and net interest margin to date, if short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Conversely, if short-term interest rates decline and if rates on our loans and investments reprice downward faster than our rates on deposits, then we would also experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. Our interest rate risk models project that, based on a variety of assumptions, in the event of an immediate 200 basis point increase in interest rates our estimated net portfolio value, which represents the market value of our assets minus the market value of our liabilities, would be expected to decrease by 6.0%. Conversely, in the event of an immediate 200 basis point decrease in interest rates our estimated net portfolio value would be expected to increase by 5.0%.

The loss of our President and Chief Executive Officer could hurt our operations.

We rely heavily on our President and Chief Executive Officer, Brent M. Giles. The loss of Mr. Giles could have an adverse effect on us because, as a small community bank, Mr. Giles has more responsibility than would be typical at a larger financial institution with more employees. In addition, as a small community bank, we have fewer management-level personnel who are in position to succeed and assume the responsibilities of Mr. Giles. We have entered into a three-year employment contract with Mr. Giles. We do not have key-man life insurance on Mr. Giles.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Liberty Bancorp will also be subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank. The regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in Liberty Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Office of Thrift Supervision regulations and anti-takeover provisions in our articles of incorporation restrict the accumulation of our common stock, which may adversely affect our stock price.

Office of Thrift Supervision regulations provide that, for a period of three years following the date of completion of the conversion, no person, acting alone, together with associates or in a group of persons acting in concert, may directly or indirectly offer to acquire or acquire the beneficial ownership of more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision. In addition, Liberty Bancorp’s articles of incorporation provide that, for a period of five years from the date of the conversion, no person may acquire directly or indirectly the beneficial ownership of more than 10% of any class of any equity security of Liberty Bancorp. In the event a person acquires shares in violation of this charter provision, all shares beneficially owned by such person in excess of 10% will be considered “excess shares” and will not be counted as shares entitled to vote or counted as voting shares in connection with any matters submitted to the stockholders for a vote. These factors may make it more difficult and less attractive for stockholders to acquire a significant amount of our common stock, which may adversely affect our stock price.

ITEM 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth the location and certain additional information regarding The Bank’s offices at September 30, 2006, all of which it owns.

	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Deposits as of September 30, 2006	Net Book Value as of September 30, 2006
					(In thousands)
Main Office:

16 West Franklin Liberty, Missouri	1955	6,000	N/A	Owned	$72,387	$751

Branch Offices:

Hwy. 92 & Bello Mondo Drive Platte City, Missouri	1973	1,500	N/A	Owned	30,819	348

1206 West Clay Plattsburg, Missouri	1974	1,650	N/A	Owned	29,285	139

9200 N.E. Barry Rd. Kansas City, Missouri	2001	6,160	N/A	Owned	37,779	2,944

4315 S. Noland Road Independence, Missouri	2005	3,000	N/A	Owned	18,938	1,233

8740 N. Ambassador Drive Kansas City, Missouri	2006	5,000	November 30, 2021	Leased(1)	9,263	1,285
					$198,471	$6,700

(1) The lease is on the land only. The branch building is owned by the Bank.

For additional information regarding premises and equipment, see note 6 of the notes to consolidated financial statements.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens and contracts, condemnation proceedings on properties in which we hold security interest, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is incorporated herein by reference to the section captioned “Common Stock” in the 2006 Annual Report to Stockholders.

Item 6.  Selected Financial Data.

The information required by this item is incorporated herein by reference to the section captioned “Selected Financial Highlights” in the 2006 Annual Report to Stockholders.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to Liberty Bancorp’s 2006 Annual Report to Stockholders in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management” in the 2006 Annual Report to Stockholders.

Item 8.   Financial Statements and Supplementary Data

The financial statements required by this item are incorporated by reference to the Company’s audited consolidated financial statements and the notes thereto found in Liberty Bancorp’s 2006 Annual Report to Stockholders.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information relating to the directors and officers of Liberty Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Liberty Bancorp’s Proxy Statement for the 2007 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business—Executive Officers.”

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. A copy of the Code of Ethics and Business Conduct is available, without charge, upon written request to Steven K. Havens, Corporate Secretary, at Liberty Bancorp, Inc., 16 West Franklin Street, Liberty, Missouri 64068.

Item 11.  Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Director Compensation” in the definitive proxy statement for the 2007 annual meeting of stockholders (the “Proxy Statement”) are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b) Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c) Changes In Control

Management of the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d) Equity Compensation Plan Information

The information required by this item is incorporated herein by reference to the section captioned “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Registered Public Accountant” in the Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The financial statements filed as a part of this report are as follows:
●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of September 30, 2006 and 2005
●	Consolidated Statements of Earnings for the Years Ended September 30, 2006, 2005 and 2004
●	Consolidated Statements of Comprehensive Earnings for the Years Ended September 30, 2006, 2005 and 2004
●	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004
●	Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004
●	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)  Exhibits
3.1	Articles of Incorporation of Liberty Bancorp (1)
3.2	Bylaws of Liberty Bancorp (1)
4.0	Specimen Stock Certificate of Liberty Bancorp, Inc. (1)
10.1*	Amended and Restated Liberty Savings Bank, F.S.B. Employee Stock Ownership Plan (1)
10.2*	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)
10.3*	BankLiberty and Liberty Bancorp, Inc. Employment Agreement with Brent M. Giles
10.4*	BankLiberty Change in Control Agreement with Marc J. Weishaar
10.5*	BankLiberty Change in Control Agreement with Mark E. Hecker
10.6*	Liberty Savings Bank Directors’ Retirement Plan (1)
10.7*	Liberty Bancorp, Inc. 2003 Incentive Equity and Deferred Compensation Plan, as Amended and Restated (2)
13.0	Annual Report to Stockholders
14.0	Code of Ethics
21.0	List of Subsidiaries
23.0	Consent of Michael Trokey & Company, P.C.
31.0	Rule 13a-14 Certifications
32.0	Section 1350 Certification

*     Management contract or compensatory plan, contract or arrangement.
(1)   Incorporated by reference to Company’s Registration Statement on Form S-1, as amended (File No. 333-133849) initially filed with the Securities and Exchange Commission on May 5, 2006.
(2)   Incorporated by reference to the Company’s Form S-8 filed on August 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BANCORP, INC.

Date: December 22, 2006	By:	/s/ Brent M. Giles
Brent M. Giles
Chief Executive Office
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent M. Giles	Date: December 22, 2006
Brent M. Giles
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Marc J. Weishaar	Date: December 22, 2006
Marc J. Weishaar
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Daniel G. O’Dell	Date: December 22, 2006
Daniel G. O’Dell
Chairman of the Board

By: /s/ Ralph W. Brant, Jr.	Date: December 22, 2006
Ralph W. Brant, Jr.
Director

By: /s/ Marvin J. Weishaar	Date: December 22, 2006
Marvin J. Weishaar
Director

By: /s/ Robert T. Sevier	Date: December 22, 2006
Robert T. Sevier
Director

By: /s/ Steven K. Havens	Date: December 22, 2006
Steven K. Havens
Director