Form 10-K/A
period 2006-09-30
LIBERTY BANCORP INC
filed 2007-01-23
CIK 1353268

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the fiscal year ended September 30, 2006
                                       OR
/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        For the transition period from               to                .
                                        ------------    ---------------

                         Commission file number: 0-51992

                              LIBERTY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        MISSOURI                                       20-4447023
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

16 WEST FRANKLIN STREET, LIBERTY, MISSOURI                  64068
------------------------------------------           ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (816) 781-4822
                                                      --------------

           Securities registered pursuant to Section 12(b) of the Act

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
        Common stock, par             Nasdaq Capital Market
        value $0.01

        Securities registered pursuant to Section 12(g) of the Act: NONE
                                                                    ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
YES      NO  X
    ---     ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES      NO  X
    ---     ---

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer X.
                                                                             ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES      NO  X
    ---     ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $36,085,494, based upon the closing price ($10.25 per share) as quoted on the Nasdaq Capital Market on July 24, 2006, the day the registrant's common stock commenced trading.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

        1. Portions of the registrant's Annual Report to Stockholders for the Fiscal Year ended September 30, 2006. (Parts II and III)

        2. Portions of the Proxy Statement for registrant's 2007 Annual Meeting of Stockholders. (Part III) 1.

                                EXPLANATORY NOTE

         This Form 10-K/A is being filed to revise disclosure of fees billed to Liberty Bancorp, Inc. (the "Company") by its independent auditor, Michael Trokey & Company, P.C. ("MTPC"), for services rendered during the fiscal year ended September 30, 2006. In the Company's proxy materials in connection with its 2007 annual meeting of stockholders, which were incorporated into the Company's Annual Report on Form 10-K for the year ended September 30, 2006, the Company had categorized as "All Other Fees" $116,460 in fees paid to MTPC for its services in connection with the reorganization of BankLiberty from the mutual holding company to the fully stock form of organization (the "Reorganization"). Such fees should have been categorized as "Audit Fees" and are presented as such herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

          For the years ended September 30, 2006 and 2005, the Company was billed by MTPC, its independent auditor, for fees aggregating $195,460 and $78,990, respectively. Such fees comprised of the following:

         AUDIT FEES. During the fiscal years ended September 30, 2006 and 2005, the aggregate fees billed by the Company's independent registered public accountant for professional services rendered for the audit of the annual financial statements, the review of the financial statements included in Quarterly Reports on Form 10-Q filed during the fiscal years ended September 30, 2006 and 2005 and fees in connection with the Reorganization were $191,960 and $75,490, respectively.

         AUDIT-RELATED FEES. No fees were billed by the Company's independent registered public accountant for audit-related services for the fiscal years ended September 30, 2006 and 2005.

         TAX FEES. The aggregate fees billed by the Company's independent registered public accountant for tax services for both fiscal years ended September 30, 2006 and 2005 were $3,500. For both years, such fees were for tax return preparation.

         ALL OTHER FEES. There were no fees billed by MTPC for all other services for the fiscal years ended September 30, 2006 and 2005.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

(a)(1) The financial statements filed as a part of this report are as follows:
                o  Report of Independent Registered Public Accounting Firm
                o  Consolidated Balance Sheets as of September 30, 2006 and 2005
                o Consolidated Statements of Earnings for the Years Ended September 30, 2006, 2005 and 2004
                o Consolidated Statements of Comprehensive Earnings for the Years Ended September 30, 2006, 2005 and 2004
                o Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2006, 2005 and 2004
                o Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004
                o  Notes to Consolidated Financial Statements

   (2) All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)    Exhibits
           3.1      Articles of Incorporation of Liberty Bancorp (1)
           3.2      Bylaws of Liberty Bancorp (1)
           4        Specimen Stock Certificate of Liberty Bancorp, Inc. (1)
           10.1*    Amended and Restated Liberty Savings Bank, F.S.B. Employee Stock Ownership Plan (1)
           10.2*    Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)
           10.3*    BankLiberty and Liberty Bancorp, Inc. Employment Agreement with Brent M. Giles (3)
           10.4*    BankLiberty Change in Control Agreement with Marc J. Weishaar (3)
           10.5*    BankLiberty Change in Control Agreement with Mark E. Hecker (3)
           10.6*    Liberty Savings Bank Directors' Retirement Plan (1)
           10.7*    Liberty Bancorp, Inc. 2003 Incentive Equity and Deferred Compensation Plan, as Amended and Restated (2)
           13       Annual Report to Stockholders (3)
           14       Code of Ethics (3)
           21       List of Subsidiaries (3)
           23       Consent of Michael Trokey & Company, P.C. (3)
           31       Rule 13a-14 Certifications
           32       Section 1350 Certification

---------------------
* Management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to Company's Registration Statement on Form S-1, as amended (File No. 333-133849) initially filed with the Securities and Exchange Commission on May 5, 2006.
(2)  Incorporated by reference to the Company's Form S-8 filed on August 14,
     2006.
(3)  Previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LIBERTY BANCORP, INC.

Date: January 23, 2007                  By: /s/ Brent M. Giles
                                            ------------------------------------
                                            Brent M. Giles
                                            Chief Executive Officer
                                            (Duly Authorized Representative)