Form 10-Q
period 2006-12-31
LIBERTY BANCORP INC
filed 2007-02-14
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No .☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer ____ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding February 7, 2007
Common Stock, par value $0.01 per share	4,760,137

LIBERTY BANCORP, INC

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2006

LIBERTY BANCORP, INC
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
Assets	2006	2006
Cash and due from banks	$10,490,506	6,943,701
Federal funds sold	3,410,000	6,460,000
Total cash and cash equivalents	13,900,506	13,403,701
Securities available for sale- taxable, at market value (amortized cost
of $30,627,343 and $29,710,739, respectively)	30,585,569	29,543,093
Securities available for sale - non-taxable, at market value (amortized cost
of $6,964,955 and $6,435,496, respectively)	6,901,418	6,339,537
Stock in Federal Home Loan Bank of Des Moines	1,435,800	1,952,900
Mortgage-backed securities - available for sale, at market value
(amortized cost of $23,625,173 and $24,863,446, respectively)	23,182,841	24,217,321
Loans receivable, net of allowance for loan losses
of $2,137,375 and $2,144,121, respectively	206,424,725	200,222,378
Loans held for sale	625,878	459,201
Premises and equipment, net	6,716,922	6,700,189
Foreclosed real estate, net	2,215,208	1,579,848
Accrued interest receivable	1,591,289	1,486,355
Other assets	1,519,845	1,656,842
Total assets	$295,100,001	287,561,365

Liabilities and Stockholders' Equity
Deposits	$214,865,393	198,470,979
Accrued interest on deposits	451,693	316,366
Advances from FHLB	24,330,402	34,063,738
Securities sold under agreement to repurchase	3,967,934	3,383,997
Advances from borrowers for taxes and insurance	97,760	843,512
Other liabilities	1,157,578	1,340,470
Accrued income taxes	475,727	160,727
Total liabilities	245,346,487	238,579,789
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,760,137 and 4,760,137 shares issued and outstanding	47,601	47,601
Additional paid-in capital	33,025,319	33,001,965
Common stock acquired by ESOP	(875,221)	(933,192)
Common stock acquired by Incentive Plan	-	(18,676)
Accumulated other comprehensive earnings, net	(345,015)	(573,130)
Retained earnings - substantially restricted	17,900,830	17,457,008
Total stockholders' equity	49,753,514	48,981,576
Total liabilities and stockholders' equity	$295,100,001	287,561,365

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Interest income:
Loans receivable	$4,089,778	3,019,804
Mortgage-backed securities	251,588	259,922
Securities - taxable	382,528	197,896
Securities - non-taxable	65,591	54,720
Other interest-earning assets	86,207	44,971
Total interest income	4,875,692	3,577,313
Interest expense:
Deposits	1,984,765	1,308,172
Securities sold under agreement to repurchase	21,485	11,655
ESOP note payable	-	6,646
Advances from FHLB	326,128	276,271
Total interest expense	2,332,378	1,602,744
Net interest income	2,543,314	1,974,569
Provision for loan losses	32,000	220,000
Net interest income after
provision for loan losses	2,511,314	1,754,569
Noninterest income:
Loan service charges	30,812	18,722
Gain on sale of loans	53,597	56,386
Deposit account and other service charges	245,461	227,405
Total noninterest income	329,870	302,513
Noninterest expense:
Compensation and benefits	1,044,728	882,011
Occupancy expense	164,466	115,420
Equipment and data processing expense	202,815	167,193
Operations from foreclosed real estate, net	88,915	2,352
Federal deposit insurance premiums	6,614	5,869
Professional and regulatory services	94,668	65,050
Advertising	89,284	83,755
Correspondent banking charges	65,977	57,207
Supplies	39,647	44,730
Other	169,294	140,899
Total noninterest expense	1,966,408	1,564,486
Earnings before income taxes	874,776	492,596
Income taxes	315,000	168,000
Net earnings	$559,776	324,596
Basic and diluted earnings per share	$0.12	0.07
Dividends per share	$0.025	0.057

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC

Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005

Net earnings	$559,776	324,596
Other comprehensive earnings:
Unrealized gain (loss) on securities and
MBSs available for sale, net:
Unrealized gains (losses) arising
during the period, net of tax	228,115	(298,446)
Comprehensive earnings	$787,891	26,150

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$559,776	324,596
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	115,700	101,748
ESOP expense	79,902	33,802
Stock option and incentive plan expense	20,099	6,999
Amortization of premiums (discounts) on investments, net	(35,421)	14,028
Amortization of unearned discount on loans
and deferred loan fees, net	(68,182)	(93,677)
Provision for loan losses	32,000	220,000
Loans held for sale - originated	(4,037,261)	(4,831,811)
Loans held for sale - proceeds from sale	3,924,181	6,243,699
Loss (gain) on foreclosed real estate, net	59,276	(4,786)
Gain on sale of loans	(53,597)	(56,386)
Decrease (increase) in:
Accrued interest receivable	(104,934)	(195,984)
Other assets	3,025	47,359
Increase (decrease) in:
Accrued interest on deposits and other liabilities	(47,565)	(139,636)
Accrued income taxes	315,000	124,358
Net cash provided by operating activities	761,999	1,794,309
Cash flows from investing activities:
Net change in loans receivable	(7,622,805)	(10,070,486)
Mortgage-backed securities:
Available for sale - purchased	-	(653,756)
Available for sale - principal collections	1,233,162	1,845,681
Securities available for sale:
Purchase	(3,535,981)	(4,954,098)
Proceeds from maturity or call	2,130,450	1,220,000
Proceeds from foreclosed real estate, net	762,004	448,222
Purchase of stock in FHLB of Des Moines	-	(312,200)
Redemption of stock in FHLB of Des Moines	517,100	134,500
Purchase of premises and equipment	(132,433)	(501,512)
Net cash provided by (used for) investing activities	$(6,648,503)	(12,843,649)
		(Continued)

LIBERTY BANCORP, INC

Consolidated Statements of Cash Flows
(Unaudited)

	December 31,
	2006	2005

Cash flows from financing activities:
Net increase (decrease) in deposits	$16,394,414	11,104,764
Increase (decrease) in advances from
borrowers for taxes and insurance	(745,752)	(787,716)
Proceeds from advances from the FHLB	30,400,000	26,350,000
Repayment of advances from the FHLB	(40,133,336)	(23,183,336)
Securities sold under agreement to repurchase:
Proceeds	20,161,238	10,061,508
Repayments	(19,577,301)	(9,160,392)
Proceeds from exercise of stock options	-	2,400
Cash dividends	(115,954)	(107,284)
Net cash provided by (used for) financing activities	6,383,309	14,279,944
Net increase (decrease) in cash and cash equivalents	496,805	3,230,604
Cash and cash equivalents at beginning of period	13,403,701	10,471,038
Cash and cash equivalents at end of period	$13,900,506	13,701,642

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$1,849,816	1,307,369
Interest on ESOP note payable	-	6,646
Interest on securities sold under agreement to repurchase	21,108	11,655
Interest on advances from FHLB of Des Moines	340,019	272,668
Federal income taxes	-	-
State income taxes	-	-
Real estate acquired in settlement of loans	3,714,636	1,844,307

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC

Notes to Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2006 contained in the Company’s Annual Report on Form 10-K.

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

(2) Organization

Liberty Bancorp, Inc. (the “Company” or “Liberty Bancorp”) a Missouri corporation, was formed on February 14, 2006 and became the holding company for BankLiberty (formerly Liberty Savings Bank, F.S.B.) upon completion of the Bank’s conversion from a mutual holding company form to a stock holding company structure on July 21, 2006. A total of 2,807,383 shares of common stock were sold in the stock offering at the price of $10.00 per share. In addition, a total of approximately 1,952,754 shares of common stock were issued to the minority shareholders of the former Liberty Savings Bank, F.S.B. representing an exchange ratio of 3.5004 shares of Company common stock for each share of Liberty Savings Bank, F.S.B. common stock. Fractional shares in the aggregate, or 36 shares, were redeemed for cash. Total shares outstanding after the stock offering and the exchange totaled 4,760,137 shares. Net proceeds of $25.6 million were raised in the stock offering, excluding $1.2 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling it to finance 153,263 shares of common stock in the offering and exchange. Direct offering costs totaled approximately $1.3 million. In addition, as part of the second-step conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank received $694,000 of cash previously held by this entity.

LIBERTY BANCORP, INC

Notes to Consolidated Financial Statements

(3) Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Bank for the three months ended December 31, 2006 and 2005:
	Three Months Ended
	December 31,
	2006	2005
Net earnings	$559,776	324,596

Weighted-average shares - Basic EPS	4,623,670	4,674,102
Stock options - treasury stock method	40,861	29,949
Weighted-average shares - Diluted EPS	4,664,531	4,704,051
Basic and diluted earnings per common share	$0.12	0.07

Weighted-average shares outstanding for the three months ended December 31, 2005 has been adjusted by the exchange ratio of 3.5004 to calculate earnings per share and dividends per share.

The following table illustrates the effect on net earnings and earnings per share as if the fair value based method had been applied for the three months ended December 31, 2005.

Three Months Ended
December 31,
2005
Net earnings	$324,596

Total stock-based employee compensation expense determined under fair value based method for stock options, net of related tax effects	(34,959)
Pro-forma net earnings	$289,637
Earnings per share:
Basic and diluted - as reported	$0.07
Basic and diluted - pro forma	$0.06

(4) Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended
	December 31,
	2006	2005

Service cost	$1,671	1,671
Interest cost	4,576	5,681
Amortization of transition obligation	3,134	3,135
Amortization of prior service cost	(2,416)	(2,416)
Amortization of actuarial gain	(3,050)	(1,080)
Over (under) accrual	(15)	(3,091)
Net periodic cost	$3,900	3,900

LIBERTY BANCORP, INC

 Notes to Consolidated Financial Statements

Directors’ retirement plan expense was $6,600 for both three month periods ended December 31, 2006 and 2005. The expense consisted primarily of interest cost.

(5) Stock Options

As authorized by the Incentive Equity and Deferred Compensation Plan (“Plan”), the Board of Directors granted 78,760 options to non-employee directors and 96,260 to certain officers and employees during fiscal year 2004. The Plan authorizes the award of up to 258,064 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock. Options expire ten years from the date of the grant. Stock options to directors are fully vested on the grant date of June 16, 2004. Options granted to the Bank’s CEO are vested over three years and three months and options granted to certain other officers and employees are vested over a five-year period. On January 27, 2005 the Board of Directors granted an additional 38,504 options to certain officers and employees. Options granted to the CEO are vested over a period of three years and eight months and options granted to certain officers and employees are vested over a five-year period. On November 23, 2005 the Board of Directors granted an additional 42,440 options to directors and officers. Options granted to the board, CEO, and certain officers, were vested over a ten-month period.

In connection with the completion of the Conversion in July 2006, the Company assumed the Plan and all outstanding options and shares were adjusted based upon the 3.5004 exchange ratio. The exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

Prior to October 1, 2006, the Company applied the intrinsic value method of accounting for stock-based compensation expense under APB 25 and adopted the disclosure requirements under SFAS No. 123. Under the intrinsic value method no compensation expense was recognized in the financial statements since the exercise price of the Company’s stock was equal to the market price of the stock at the grant date.

Effective October 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method of application. Under this method of application, the Company is required to record stock-based compensation expense equal to the fair value of the unvested portion of previously granted awards that are outstanding as of the effective date over the requisite service period. SFAS No. 123R does not address the accounting for employee stock ownership plans, which is covered by SOP 93-6. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

The Company has estimated the fair value of awards granted during the three months ended December 31, 2005 under its stock option plan utilizing the Black-Scholes pricing model to be $5.96 ($1.70 adjusted). There were no stock awards granted during the three months ended December 31, 2006. The assumptions used in the Black-Scholes pricing model were as follows:

	Three Months Ended
	December 31,
	2006	2005
Expected dividend yield	-	3.00%
Risk-free interest rate	-	4.23%
Expected life of options	-	5.00 years
Expected volatility	-	25.13%

LIBERTY BANCORP, INC

Notes to Consolidated Financial Statements

Stock option compensation expense, as a result of the adoption of SFAS 123R, for the three months ended December 31, 2006 was $13,100 ($8,400, after tax), or $0.00 for basic and diluted earnings per share. At December 31, 2006, the total unrecognized compensation expense related to nonvested stock options was approximately $65,000 and is expected to be recognized over the weighted-average period of 2.15 years.

A summary of the Company’s stock option activity under the Plan for the three months ended December 31, 2006 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2006	234,963	$7.31	8.07	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2006	234,963	7.31	7.82	803,279
Exercisable at December 31, 2006	170,205	7.19	7.83	601,377
Vested and expected to vest at
December 31, 2006	170,205	$7.19	7.83	$601,377

The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $0 and $500, respectively. The amount of cash received from exercise of stock options during the three months ended December 31, 2006 and 2005 was $0 and $2,400, respectively. The total fair value of shares vested during the three months ended December 31, 2006 and 2005, respectively, was $0 and $176,000, respectively.

Restricted Stock Awards
During fiscal year 2004 two directors each received a restricted stock award of 6,125 shares as adjusted by the exchange ratio of 3.5004, which vests over three years. Restricted stock compensation expense for the three months ended December 31, 2006 and 2005 was $7,000 and $7,000, respectively. At December 31, 2006, the total unrecognized expense was $12,000 and is expected to be recognized in 2007. A summary of the Company’s nonvested stock award activity for the three months ended December 31, 2006 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2006	4,080	$6.86
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2006	4,080	$6.86

LIBERTY BANCORP, INC

Notes to Consolidated Financial Statements

(6) Securities

Securities having a continuous unrealized loss position at December 31, 2006 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
Federal agency obligations	$1,749,141	(3,275)	13,910,536	(134,924)	15,659,677	(138,199)
State and municipal obligations	459,061	(2,486)	4,703,763	(70,709)	5,162,824	(73,195)
	$2,208,202	(5,761)	18,614,299	(205,633)	20,822,501	(211,394)

Mortgage-backed securities having a continuous unrealized loss position at December 31, 2006 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
FHLMC	$986,496	(6,317)	13,209,311	(273,597)	14,195,807	(279,914)
FNMA	-	-	5,981,645	(148,259)	5,981,645	(148,259)
FHLMC - CMO	-	-	134,432	(931)	134,432	(931)
FNMA - CMO	-	-	161,361	(7,966)	161,361	(7,966)
GNMA - CMO	-	-	547,080	(16,440)	547,080	(16,440)
	$986,496	(6,317)	20,033,829	(447,193)	21,020,325	(453,510)

The decline in market value is related to changes in market interest rates and not the credit quality of the issuers.

LIBERTY BANCORP, INC

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Financial Statements and footnotes appearing in Part I, Item 1 of this document.

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Liberty Bancorp and the Bank. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Liberty Bancorp and the Bank’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of Liberty Bancorp and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Liberty Bancorp and the Bank’s market area, changes in real estate market values in the Bank’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area. Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties. To a lesser extent, we originate consumer loans and commercial business loans. At December 31, 2006, we operated out of our main office in Liberty, Missouri and five full-service branch offices—two in Kansas City and one each in Plattsburg, Platte City and Independence, Missouri.

The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits. The Bank is a member of the Federal Home Loan Bank System.

Critical Accounting Policies

The accounting and reporting policies were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements and management’s discussion and analysis.

LIBERTY BANCORP, INC

Income Recognition

We recognize interest income by methods conforming to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

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

Allowance for Loan Losses

Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. We consider a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large nonaccrual single-family loans and troubled debt restructurings. Such loans are generally placed on nonaccrual status at the point deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses. See also “Asset Quality” section.

Allowances for loan losses are available to absorb losses incurred on loans and represent additions charged to expense, less net charge-offs. The allowances are evaluated on a regular basis by management and are based on management’s periodic review of the collectibility of loans, in light of historical experience, fair value of the underlying collateral, changes in the types and mix of loans originated and prevailing economic conditions.

Qualitative Disclosures of Market Risk

Our principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. We have an exposure to interest rate risk. We have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of our assets and liabilities.

In particular, our strategies are intended to stabilize net interest income for the long-term by protecting our interest rate spread against increases in interest rates. Such strategies include originating for portfolio adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. We sell fixed-rate mortgage loans in the secondary market.

Liquidity and Capital Resources

Our principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (FHLB) and net earnings. We have an agreement with the FHLB of Des Moines to provide cash advances, should we need additional funds for loan originations or other purposes.

Commitments to originate loans are legally binding agreements to lend to our customers. Letters of credit are conditional commitments issued by us to guarantee the performance of the borrower to a third party.

LIBERTY BANCORP, INC

The following table sets forth information regarding off-balance sheet financial instruments as of December 31, 2006:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$7,287,050	7,784,700

Commitments for unused lines of credit	$732,031	10,135,043

Commitments for undisbursed loans	$2,259,503	25,025,431

Commitments for letters of credit	$241,440	-

Financial Condition

Total assets increased from $287.6 million at September 30, 2006 to $295.1 million at December 31, 2006. Securities available for sale increased from $35.9 million at September 30, 2006 to $37.5 million at December 31, 2006 due to additional purchases of both agency and municipal securities, partially offset by maturities of agency securities. Mortgage-backed securities available for sale decreased from $24.2 million at September 30, 2006 to $23.2 million at December 31, 2006 due to principal repayments. Loans receivable increased by $6.2 million to $206.4 million at December 31, 2006 primarily due to increased activity in commercial real estate and construction lending. Loans held for sale increased from $459,000 at September 30, 2006 to $626,000 at December 31, 2006. Foreclosed real estate, net at December 31, 2006 totaled $2.2 million, an increase of $635,000 from $1.6 million at September 30, 2006. The foreclosed real estate consists of two single-family lots, one commercial lot, six spec construction properties and five single family homes. Other assets decreased due to lower deferred tax assets attributable to a decrease in unrealized losses on mortgage-backed securities and securities.

Total liabilities increased $6.7 million to $245.3 million at December 31, 2006 compared to $238.6 million at September 30, 2006. Deposits increased from $198.5 million at September 30, 2006 to $214.9 million at December 31, 2006 primarily due to an increase in interest-bearing checking accounts and short-term certificate accounts, partially offset by a decrease in long-term certificates. Money market accounts increased by $6.2 million to $19.8 million. Advances from the FHLB decreased $9.7 million to $24.3 million at December 31, 2006 as a result of maturing advances which were not renewed. Accrued interest on deposits increased due to greater deposit balances and higher rates. Advances from borrowers for taxes and insurance decreased by $746,000 due to calendar year-end payment of real estate taxes on behalf of borrowers. Other liabilities decreased due primarily to a lower level of accrued payroll expense and accrued real estate taxes partially offset by an increase in accrued professional fees, all attributable to the timing of payments.

Stockholders’ equity increased by $772,000 from $49.0 million at September 30, 2006 to $49.8 million at December 31, 2006. This increase is due primarily to net earnings of $560,000 for the three months ended December 31, 2006 and a decrease in unrealized losses on investments, net of taxes, partially offset by the payment of cash dividends. During the three months ended December 31, 2006 and 2005, the Company paid cash dividends of $115,954 and $107,284, respectively.

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

LIBERTY BANCORP, INC

The Bank's actual and required capital amounts and ratios at December 31, 2006 were as follows:

			Minimum Required
	Actual		for Capital Adequacy		to be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$36,427
Computer software costs	(68)
Unrealized loss on securities AFS, net	345
Tangible capital	$36,704	12.4%	$4,435	1.5%
General valuation allowance	2,137

Total capital to risk-weighted assets	$38,841	17.5%	$17,731	8.0%	$22,164	10.0%

Tier 1 capital to risk-weighted assets	$36,704	16.6%	$8,865	4.0%	$13,298	6.0%

Tier 1 capital to total assets	$36,704	12.4%	$11,826	4.0%	$14,783	5.0%

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated.

	December 31,	September 30,
	2006	2006

Nonaccrual loans	$572,574	1,481,222
Accruing loans past due 90 days or more	57,657	58,156
Other impaired loans	-	2,681,561
Total impaired loans	$630,231	4,220,939

Allowance for losses on impaired loans	$55,607	257,609

Impaired loans with no allowance for loan losses	$92,630	58,156

At December 31, 2006, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as non-accrual, 90 days past due, or restructured.

Under our internal review policy, loans classified as substandard decreased from $1.6 million at September 30, 2006 to $1.1 million at December 31, 2006. No loans were identified as special mention at December 31, 2006 as compared to $3.0 million at September 30, 2006. In November 2006, after principal repayments on these loans, 16 of the special mention loans at September 30, 2006 totaling $2.3 million were foreclosed.

LIBERTY BANCORP, INC

Following is a summary of activity in the allowance for loan losses:

Balance at September 30, 2006	$2,144,121
Charge-offs	(39,741)
Recoveries	995
Provision charged to expense	32,000
Balance at December 31, 2006	$2,137,375

Results of Operations for the Three Months Ended December 31, 2006 and 2005

Overview

	Three Months Ended
	December 31,
	2006	2005		% Change
Net earnings	$559,776	324,596		72.5%
Return on assets	0.77%	0.53%		45.3
Return on average stockholders' equity	4.54%	6.15%		(26.2)
Stockholders' equity-to-assets ratio	16.95%	8.62%		96.6
Dividend payout ratio	20.71%	33.05%	(1)	(37.3)

_____________
(1)	Represents dividends paid to minority shareholders only as a percent of net earnings.
Does not include dividends waived by Liberty Savings Mutual Holding Company.

Our primary source of pre-tax earnings is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax earnings are service charges on deposit accounts.

Net Earnings

Net earnings increased from $325,000 for the three months ended December 31, 2005 to $560,000 for the three months ended December 31, 2006. Net earnings increased due to higher net interest income, a lower provision for loan losses, partially offset by higher noninterest expense and higher income tax expense.

Net Interest Income

Net interest income before the provision for loan losses increased from $2.0 million for the three months ended December 31, 2005 to $2.5 million for the three months ended December 31, 2006. This change in net interest income was due primarily to an increase in net earning assets, partially offset by a lower interest rate spread. Our interest rate spread was 3.30% for the three months ended December 31, 2005 and 3.16% for the three months ended December 31, 2006. The average yield on interest-earning assets and the average cost of interest-bearing liabilities increased 83 and 97 basis points, respectively, for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005. We have funded loan growth since December 2005 primarily through short-term certificate of deposit accounts and proceeds raised in the stock offering. In addition, a portion of the proceeds from issuance of common stock was invested in Federal agency obligations.

LIBERTY BANCORP, INC

Interest income on loans receivable increased from $3.0 million for the three months ended December 31, 2005 to $4.1 million for the comparable period in 2006. The increase is attributable to a higher average balance and average yield. Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a higher average yield. Interest income on securities increased from $252,000 to $448,000 for the comparable three month periods due to a higher average balance and average yield. Interest income on other interest-earning assets also increased due to a higher average balance and average yield.

Interest expense on deposits increased by $677,000 for the three months ended December 31, 2006 compared to the same period in 2005, as a result of a higher average balance and average rate. We attracted transaction accounts due to increased advertising expense and certificate accounts through the offering of specials. The weighted-average rate on deposits increased from 2.81% for the three months ended December 31, 2005 to 3.85% for the comparable 2006 period. The average balance on deposits increased from $186.3 million for the three months ended December 31, 2005 to $206.1 million for the three months ended December 31, 2006.

Average Balances and Yields

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earnings assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances and, to a lesser extent, daily balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. No tax equivalent adjustments were made. Nonaccruing loans have been included in the table as loans carrying a zero yield.

LIBERTY BANCORP, INC
	Three Months Ended December 31,
	2006			2005
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$205,755	4,090	7.95%	170,083	3,020	7.10%
Mortgage-backed securities	24,005	252	4.20%	26,799	260	3.88%
Securities	38,642	448	4.64%	26,157	252	3.85%
Other interest-earning assets	7,054	86	4.88%	5,977	45	3.01%
Total interest-earning assets	275,456	4,876	7.08%	229,016	3,577	6.25%

Interest-bearing liabilities:
Deposits	206,119	1,985	3.85%	186,327	1,308	2.81%
FHLB advances	29,572	326	4.41%	29,280	276	3.77%
Securities sold under agreement
to repurchase	2,424	22	3.55%	1,665	12	2.88%
ESOP note payable	-	-	-	381	7	7.35%
Total interest-bearing
liabilities	$238,115	2,333	3.92%	217,653	1,603	2.95%

Net interest income before
provision for loan losses		$2,543			1,974

Interest rate spread			3.16%			3.30%

Net earning assets	$37,341			11,363

Net yield on average
interest-earning assets			3.69%			3.45%

Ratio of average interest-earning assets to average interest-bearing liabilities	115.68%			105.18%

Provision for Loan Losses

The provision for loan losses was $32,000 and $220,000 for the three months ended December 31, 2006 and 2005, respectively. The provision for loan losses is based upon management’s consideration of current economic conditions, the loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of non-performing assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in our provision for loan losses.

The Company and Bank are subject to periodic examination by regulatory agencies, which may require us to record increases in the allowances based on their evaluation of available information. There can be no assurance that the regulators will not require increases to the allowances.

LIBERTY BANCORP, INC

Noninterest income

	Three Months Ended
	December 31,
	2006	2005	% Change
Loan service charges	$30,812	18,722	64.6%
Gain on sale of loans	53,597	56,386	(4.9)
Deposit account service charges	245,461	227,405	7.9
	$329,870	302,513	9.0

Noninterest income increased for 2006 due to increases in loan service charges and deposit account service charges.

During the three months ended December 31, 2006 and 2005, we originated loans for sale to secondary market investors of $4.0 million and $4.8 million, respectively. We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Three Months Ended
	December 31,
	2006	2005	% Change
Compensation and benefits	$1,044,728	882,011	18.4%
Occupancy expense	164,466	115,420	42.5
Equipment and data processing expense	202,815	167,193	21.3
Operations from foreclosed real estate, net	88,915	2,352	3,680.4
Federal deposit insurance premiums	6,614	5,869	12.7
Professional and regulatory services	94,668	65,050	45.5
Advertising	89,284	83,755	6.6
Correspondent banking charges	65,977	57,207	15.3
Supplies	39,647	44,730	(11.4)
Other	169,294	140,899	20.2
	$1,966,408	1,564,486	25.7

Noninterest expense increased from $1.6 million for the three months ended December 31, 2005 to $2.0 million for the comparable period in 2006. Compensation and benefit expense increased primarily due to the opening of a new branch office in Kansas City, Missouri, salary increases, increased ESOP expense and stock option expense, partially offset by an increase in deferred loan origination costs. Occupancy expense increased primarily due to the costs related to the new branch, with the largest of these expenses related to real estate taxes. Equipment and data processing expense increased due to higher depreciation as the result of the new branch, higher data processing and website expense and increased repairs and maintenance. Expenses from operations from foreclosed real estate, net increased due to losses recognized on sales and write-down of certain properties in 2006, increased property insurance expense and a decrease in property rental income. Professional services increased due to higher audit and legal expenses. Advertising expense increased due to increased expenditures related to checking account and mortgage loan promotions. Supplies expense decreased due to greater emphasis on controlling costs. Other expenses increased due primarily to higher data line expense as a result of new branches and adding increased capacity and stock registrar costs.

LIBERTY BANCORP, INC

Income Taxes

Income taxes increased for the three months ended December 31, 2006 due to higher earnings before income taxes and a higher effective tax rate. The effective rate for the three months ended December 31, 2006 was 36.0% compared to 34.1% for the three months ended December 31, 2005 as a result of a lower percentage of non-taxable municipal bond income.

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

For the three months ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Information as of December 31, 2006, concerning the exposure to market risk, has not changed significantly compared to the September 30, 2006 disclosures presented under “Interest Rate Risk Management” in the Company's Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIBERTY BANCORP, INC

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

Item 1A - Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission on December 26, 2006. As of December 31, 2006, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

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

LIBERTY BANCORP, INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BANCORP, INC.
(Registrant)

Date: February 13, 2007	By:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)