Form 10-Q
period 2007-03-31
LIBERTY BANCORP INC
filed 2007-05-14
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 5, 2007
Common Stock, par value $0.01 per share	4,761,187

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

LIBERTY BANCORP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(Unaudited)

	March 31, 2007	September 30, 2006
Cash and due from banks	$6,881,274	6,943,701
Federal funds sold	4,410,000	6,460,000
Total cash and cash equivalents	11,291,274	13,403,701
Securities available for sale- taxable, at market value (amortized cost
of $33,830,257 and $29,710,739, respectively)	33,854,770	29,543,093
Securities available for sale - non-taxable, at market value (amortized cost
of $8,210,735 and $6,435,496, respectively)	8,156,377	6,339,537
Stock in Federal Home Loan Bank of Des Moines	1,505,000	1,952,900
Mortgage-backed securities - available for sale, at market value
(amortized cost of $22,345,395 and $24,863,446, respectively)	21,964,793	24,217,321
Loans receivable, net of allowance for loan losses
of $2,307,595 and $2,144,121, respectively	208,354,175	200,222,378
Loans held for sale	1,398,958	459,201
Premises and equipment, net	7,569,509	6,700,189
Foreclosed real estate, net	1,679,032	1,579,848
Accrued interest receivable	1,604,848	1,486,355
Other assets	1,489,847	1,656,842
Total assets	$298,868,583	287,561,365

Liabilities and Stockholders' Equity
Deposits	$219,135,018	198,470,979
Accrued interest on deposits	469,196	316,366
Advances from FHLB	25,997,066	34,063,738
Securities sold under agreement to repurchase	2,436,236	3,383,997
Advances from borrowers for taxes and insurance	380,429	843,512
Other liabilities	1,276,676	1,340,470
Accrued income taxes	174,196	160,727
Total liabilities	249,868,817	238,579,789
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,187 and 4,760,137 shares issued and outstanding	47,612	47,601
Additional paid-in capital	31,869,804	33,001,965
Common stock acquired by ESOP	(817,250)	(933,192)
Common stock acquired by Incentive Plan	-	(18,676)
Accumulated other comprehensive earnings (loss), net	(258,581)	(573,130)
Retained earnings - substantially restricted	18,158,181	17,457,008
Total stockholders' equity	48,999,766	48,981,576
Total liabilities and stockholders' equity	$298,868,583	287,561,365

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.
Consolidated Statements of Earnings
(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Interest income:
Loans receivable	$4,098,997	3,337,360	8,188,775	6,357,164
Mortgage-backed securities	240,080	251,027	491,668	510,949
Securities - taxable	423,133	205,401	805,661	403,297
Securities - non-taxable	75,273	56,745	140,864	111,465
Other interest-earning assets	73,112	58,055	159,319	103,026
Total interest income	4,910,595	3,908,588	9,786,287	7,485,901
Interest expense:
Deposits	2,111,560	1,420,572	4,096,325	2,728,744
Securities sold under agreement to repurchase	17,190	13,558	38,675	25,213
ESOP note payable	-	6,600	-	13,246
Advances from FHLB	307,307	378,733	633,435	655,004
Total interest expense	2,436,057	1,819,463	4,768,435	3,422,207
Net interest income	2,474,538	2,089,125	5,017,852	4,063,694
Provision for loan losses	166,202	250,000	198,202	470,000
Net interest income after
provision for loan losses	2,308,336	1,839,125	4,819,650	3,593,694
Noninterest income:
Loan service charges	18,911	22,801	49,723	41,523
Gain on sale of loans	52,968	33,752	106,565	90,138
Deposit account and other service charges	238,310	217,326	483,771	444,731
Total noninterest income	310,189	273,879	640,059	576,392
Noninterest expense:
Compensation and benefits	1,127,472	941,082	2,172,200	1,823,093
Occupancy expense	156,296	129,032	320,762	244,452
Equipment and data processing expense	197,229	182,027	400,044	349,220
Operations from foreclosed real estate, net	80,726	4,061	169,641	6,413
Federal deposit insurance premiums	6,228	5,913	12,842	11,782
Professional and regulatory services	128,496	71,688	223,164	136,738
Advertising	62,393	93,277	151,677	177,032
Correspondent banking charges	60,979	64,603	126,956	121,810
Supplies	27,164	38,603	66,811	83,333
Other	208,237	159,872	377,531	300,771
Total noninterest expense	2,055,220	1,690,158	4,021,628	3,254,644
Earnings before income taxes	563,305	422,846	1,438,081	915,442
Income taxes	190,000	143,000	505,000	311,000
Net earnings	$373,305	279,846	933,081	604,442
Basic and diluted earnings per share	$0.08	0.06	0.20	0.13
Dividends per share	$0.025	0.057	0.05	0.114

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Statements of Comprehensive Earnings
(Unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Net earnings	$373,305	279,846	933,081	604,442
Other comprehensive earnings:
Unrealized gain (loss) on securities and
MBSs available for sale, net:
Unrealized gains (losses) arising
during the period, net of tax	86,434	(41,289)	314,549	(339,735)
Comprehensive earnings	$459,739	238,557	1,247,630	264,707

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$933,081	604,442
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	229,371	215,248
ESOP expense	165,387	69,838
Stock option and incentive plan expense	59,886	13,998
Amortization of premiums (discounts) on investments, net	(9,354)	45,361
Amortization of unearned discount on loans
and deferred loan fees, net	(154,217)	(211,474)
Provision for loan losses	198,202	470,000
Loans held for sale - originated	(9,522,306)	(7,346,819)
Loans held for sale - proceeds from sale	8,689,114	9,198,982
Loss (gain) on foreclosed real estate, net	136,441	(4,822)
Gain on sale of loans	(106,565)	(90,138)
Decrease (increase) in:
Accrued interest receivable	(118,493)	(129,532)
Other assets	(17,740)	(216,131)
Increase (decrease) in:
Accrued interest on deposits and other liabilities	89,036	83,813
Accrued income taxes	13,469	55,727
Net cash provided by operating activities	585,312	2,758,493
Cash flows from investing activities:
Net change in loans receivable	(9,416,072)	(25,374,143)
Mortgage-backed securities:
Available for sale - purchased	-	(653,756)
Available for sale - principal collections	2,509,280	3,197,467
Securities available for sale:
Purchase	(8,976,631)	(6,345,250)
Proceeds from maturity or call	3,100,000	3,165,000
Proceeds from foreclosed real estate, net	1,004,665	1,464,758
Purchase of stock in FHLB of Des Moines	(458,700)	(747,500)
Redemption of stock in FHLB of Des Moines	906,600	307,000
Purchase of premises and equipment	(1,098,691)	(941,894)
Net cash provided by (used for) investing activities	$(12,429,549)	(25,928,318)

 (Continued)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)

	Six Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	$20,664,039	10,066,748
Increase (decrease) in advances from
borrowers for taxes and insurance	(463,083)	(523,813)
Proceeds from advances from the FHLB	103,300,000	157,150,000
Repayment of advances from the FHLB	(111,366,672)	(146,116,672)
Securities sold under agreement to repurchase:
Proceeds	30,466,788	21,738,288
Repayments	(31,414,549)	(21,872,338)
Proceeds from exercise of stock options	8,695	2,400
Repurchase of stock for stock award plan	(1,231,500)	-
Cash dividends	(231,908)	(218,860)
Net cash provided by (used for)
financing activities	9,731,810	20,225,753
Net increase (decrease) in cash and cash equivalents	(2,112,427)	(2,944,072)
Cash and cash equivalents at beginning of period	13,403,701	10,471,038
Cash and cash equivalents at end of period	$11,291,274	7,526,966

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$3,943,404	2,616,580
Interest on ESOP note payable	-	6,646
Interest on securities sold under agreement to repurchase	38,767	25,213
Interest on advances from FHLB of Des Moines	638,592	650,252
Federal income taxes	473,000	175,000
State income taxes	18,531	44,631
Real estate acquired in settlement of loans	3,615,000	-

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Such adjustments were of a normal recurring nature. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period. For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2006 contained in the Company’s Annual Report on Form 10-K.

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

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(3)	Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Bank for the three and six months ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net earnings	$373,305	279,846	933,081	604,442

Weighted-average shares - Basic EPS	4,638,542	4,679,286	4,623,425	4,677,255
Stock options - treasury stock method	45,024	34,059	43,072	34,059
Weighted-average shares - Diluted EPS	4,683,566	4,713,345	4,666,497	4,711,314
Basic and diluted earnings per common share	$0.08	0.06	0.20	0.13
Anti-dilutive shares	31,272	-	15,806	-

Weighted-average shares outstanding for the three and six months ended March 31, 2006 have been adjusted by the exchange ratio of 3.5004 to calculate earnings per share and dividends per share.

The following table illustrates the effect on net earnings and earnings per share as if the fair value based method had been applied for the three and six months ended March 31, 2006.

	Three Months Ended March 31,	Six Months Ended March 31,
	2006	2006
Net earnings	$279,846	604,442

Total stock-based employee compensation
expense determined under fair value based
method for stock options, net of related
tax effects	(25,957)	(60,916)
Pro-forma net earnings	$253,889	543,526
Earnings per share:
Basic and diluted - as reported	$0.06	0.13
Basic and diluted - pro forma	$0.05	0.12

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(4)	Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Service cost	$1,671	1,671	3,342	3,342
Interest cost	4,576	5,681	9,152	11,362
Amortization of transition obligation	3,134	3,135	6,268	6,270
Amortization of prior service cost	(2,416)	(2,416)	(4,832)	(4,832)
Amortization of actuarial gain	(3,050)	(1,080)	(6,100)	(2,160)
Over (under) accrual	(15)	(3,091)	(30)	(6,182)
Net periodic cost	$3,900	3,900	7,800	7,800

Directors’ retirement plan expense was $13,200 for the six months ended March 31, 2007 and 2006. The expense consisted primarily of interest cost.

(5)	Stock Options

As authorized by the 2003 Incentive Equity and Deferred Compensation Plan (“2003 Plan”), the Board of Directors granted 78,760 options to non-employee directors and 96,260 to certain officers and employees during fiscal year 2004. The Plan authorizes the award of up to 258,064 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock. Options expire ten years from the date of the grant. Stock options to directors are fully vested on the grant date of June 16, 2004. Options granted to the Bank’s CEO are vested over three years and three months and options granted to certain other officers and employees are vested over a five-year period. On January 27, 2005 the Board of Directors granted an additional 38,504 options to certain officers and employees. Options granted to the CEO are vested over a period of three years and eight months and options granted to certain officers and employees are vested over a five-year period. On November 23, 2005 the Board of Directors granted an additional 42,440 options to directors and officers. Options granted to the board, CEO, and certain officers, were vested over a ten-month period.

In connection with the completion of the Conversion in July 2006, the Company assumed the Plan and all outstanding options and shares were adjusted based upon the 3.5004 exchange ratio. The exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

As authorized by the Liberty Bancorp, Inc. 2007 Equity Incentive Plan (“2007 Plan”), the Board of Directors granted 25,150 options to non-employee directors and 65,500 to certain officers and employees on February 27, 2007. The Plan authorizes the award of up to 125,649 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank. The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock. Options expire ten years from the date of the grant. All 90,650 options granted are vested over a five-year period.

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

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

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

The Company has estimated the fair value of awards granted during the three and six-months ended March 31, 2007 and 2006 under its stock option plan utilizing the Black-Scholes pricing model to be $3.00. The assumptions used in the Black-Scholes pricing model and fair value of awards granted were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Expected dividend yield	2.00%	3.00%	2.00%	3.00%
Risk-free interest rate	4.53%	4.23%	4.53%	4.23%
Expected life of options	7.50 years	5.00 years	7.50 years	5.00 years
Expected volatility	21.70%	25.13%	21.70%	25.13%
Fair value of awards	$3.00	-	$3.00	$1.70

Stock option compensation expense, as a result of the adoption of SFAS 123R is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Pretax	$12,239	-	$25,339	-

After tax	7,833	-	16,217	-

Basic and diluted earnings per share	$0.00	-	$0.00	-

At March 31, 2007, the total unrecognized compensation expense related to nonvested stock options was approximately $320,000 and is expected to be recognized over the weighted-average period of 3.68 years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity under the Plan for the six months ended March 31, 2007 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2006	234,963	$7.31	8.07	$-
Granted	90,650	11.27	-	-
Exercised	(1,050)	8.28	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2007	324,563	8.44	8.26	874,760
Exercisable at March 31, 2007	173,355	7.26	7.64	664,070
Vested and expected to vest at
March 31, 2007	173,355	$7.26	7.64	$664,070

A summary of the total value of options exercised, the amount of cash received from the exercise of stock options, and the total fair value of shares vested is as follows for the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Intrinsic value of options exercised	$2,909	-	2,909	500

Cash received from the exercise of options	8,694	-	8,694	2,400

Fair value of shares vested	46,424	36,536	46,424	212,486

Restricted Stock Awards

During fiscal year 2004, as authorized by the 2003 Plan two directors each received a restricted stock award of 6,125 shares as adjusted by the exchange ratio of 3.5004, which vests over three years. On February 27, 2007, as  authorized by the 2007 Plan the Board of Directors granted 31,400 restricted stock awards to non-employee directors and 78,000 awards to certain officers and employees. All awards are vested over a five-year period. A summary of the Company’s restricted stock compensation expense is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Restricted Compensation Expense	$27,549	7,000	34,549	14,000

At March 31, 2007, the total unrecognized expense was $1.2 million and is expected to be recognized over the next five years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s nonvested stock award activity for the six months ended March 31, 2007 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2006	4,080	$6.86
Granted	109,400	11.27
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2007	113,480	$11.11

(6)	Securities

Securities having a continuous unrealized loss position at March 31, 2007 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
Federal agency obligations	$1,747,343	(4,816)	13,149,562	(99,580)	14,896,905	(104,396)
State and municipal obligations	1,003,248	(871)	4,519,841	(68,315)	5,523,089	(69,186)
	$2,750,591	(5,687)	17,669,403	(167,895)	20,419,994	(173,582)

Mortgage-backed securities having a continuous unrealized loss position at March 31, 2007 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
FHLMC	$929,501	(3,553)	11,578,855	(224,352)	12,508,356	(227,905)
FNMA	-	-	6,691,202	(149,714)	6,691,202	(149,714)
FHLMC - CMO	-	-	101,554	(545)	101,554	(545)
FNMA - CMO	-	-	155,344	(6,589)	155,344	(6,589)
GNMA - CMO	-	-	494,236	(13,341)	494,236	(13,341)
	$929,501	(3,553)	19,021,191	(394,541)	19,950,692	(398,094)

Unrealized losses are related to changes in market interest rates and not the credit quality of the issuers.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area. We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area. Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties. To a lesser extent, we originate consumer loans and commercial business loans. At March 31, 2007, we operated out of our main office in Liberty, Missouri and five full-service branch offices—two in Kansas City and one each in Plattsburg, Platte City and Independence, Missouri.

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

LIBERTY BANCORP, INC.

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

Allowance for Loan Losses

Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. We consider a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large nonaccrual single-family loans and troubled debt restructurings. Such loans are generally placed on nonaccrual status at the point deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses. See also “Asset Quality.”

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

Qualitative Disclosures of Market Risk

Our principal financial objective is to achieve long-term profitability while reducing our exposure to fluctuating interest rates. We have an exposure to interest rate risk. We have employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of our assets and liabilities.

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

LIBERTY BANCORP, INC.

The following table sets forth information regarding off-balance sheet financial instruments as of March 31, 2007:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$1,888,386	18,991,500

Commitments for unused lines of credit	$492,023	10,704,524

Commitments for undisbursed loans	$2,664,780	22,698,904

Commitments for letters of credit	$342,240	-

Financial Condition

Total assets increased from $287.6 million at September 30, 2006 to $298.9 million at March 31, 2007. Cash and cash equivalents decreased $2.1 million from September 31, 2006 to March 31, 2007. Securities available for sale increased from $35.9 million at September 30, 2006 to $42.0 million at March 31, 2007 due to additional purchases of both agency and municipal securities, partially offset by maturities and calls of securities. Mortgage-backed securities available for sale decreased from $24.2 million at September 30, 2006 to $22.0 million at March 31, 2007 due to principal repayments. Loans receivable increased by $8.1 million to $208.4 million at March 31, 2007 primarily due to increased activity in commercial real estate and construction lending, partially offset by a decrease in single-family mortgage loans.  Loans held for sale increased from $459,000 at September 30, 2006 to $1.4 million at March 31, 2007 due to increased seasonal lending activity. Premises and equipment, net increased $869,000 to $7.6 million at March 31, 2007 primarily due to the purchase of land for a new branch. Foreclosed real estate, net at March 31, 2007 totaled $1.7 million, an increase of $100,000 from $1.6 million at September 30, 2006. The foreclosed real estate consists of nine one-to-four family properties and one commercial lot.

Total liabilities increased $11.3 million to $249.9 million at March 31, 2007 compared to $238.6 million at September 30, 2006. Deposits increased from $198.5 million at September 30, 2006 to $219.1 million at March 31, 2007 primarily due to an increase in money market accounts and short-term certificate accounts, partially offset by a decrease in long-term certificates. Advances from the FHLB decreased $8.1 million to $26.0 million at March 31, 2007 as a result of maturing advances which were not renewed. Securities sold under agreement to repurchase decreased by $948,000 due to account balance changes. Advances from borrowers for taxes and insurance decreased by $463,000 due to calendar year-end payment of real estate taxes on behalf of borrowers.

Stockholders’ equity increased by $18,000 to $49.0 million at March 31, 2007. This increase is due primarily to net earnings of $933,000 for the six months ended March 31, 2007 and a decrease in unrealized losses on investments, net of taxes, partially offset by the payment of cash dividends and the purchase of stock used to fund restricted stock awards pursuant to the Company’s 2007 Plan. 110,000 shares were purchased at a weighted-average price of $11.00 prior to March 31, 2007 and 2,000 shares were purchased at a weighted-average price of $10.85 per share after March 31, 2007 to fund these restricted stock awards. During the three months ended March 31, 2007 and 2006, the Company paid cash dividends of $115,954 and $107,284, respectively.

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

LIBERTY BANCORP, INC.

The Bank's actual and required capital amounts and ratios at March 31, 2007 were as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$37,006
Computer software costs	(60)
Unrealized loss on securities AFS, net	259
Tangible capital	$37,205	12.4%	$4,495	1.5%
General valuation allowance	2,307

Total capital to risk-weighted assets	$39,512	17.5%	$18,027	8.0%	$22,533	10.0%

Tier 1 capital to risk-weighted assets	$37,205	16.5%	$9,013	4.0%	$13,520	6.0%

Tier 1 capital to total assets	$37,205	12.4%	$11,986	4.0%	$14,982	5.0%

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated.

	March 31, 2007	September 30, 2006
Nonaccrual loans	$533,797	1,481,222
Accruing loans past due 90 days or more	-	58,156
Other impaired loans	-	2,681,561
Total impaired loans	$533,797	4,220,939

Allowance for losses on impaired loans	$50,881	257,609

Impaired loans with no allowance for loan losses	$-	58,156

At March 31, 2007, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as non-accrual, 90 days past due, or restructured.

Under our internal review policy, loans classified as substandard decreased from $1.6 million at September 30, 2006 to $798,000 at March 31, 2007. Special mention loans at March 31, 2007 totaled $3.3 million as compared to $3.0 million at September 30, 2006. The loans listed as special mention at March 31, 2007 consist of eleven spec home loans and a commercial land loan and were identified as special mention in March 2007. Of the special mention loans listed at September 2006, sixteen of the loans totaling $2.3 million, after principal payments, were foreclosed in November 2006.

LIBERTY BANCORP, INC.

Following is a summary of activity in the allowance for loan losses:

Balance at September 30, 2006	$2,144,121
Charge-offs	(36,158)
Recoveries	1,430
Provision charged to expense	198,202
Balance at March 31, 2007	$2,307,595

Results of Operations Overview

Our primary source of pre-tax earnings is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax earnings are service charges on deposit accounts.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Selected Financial Data

	Three Months Ended
	March 31,
	2007	2006		% Change
Net earnings	$373,305	279,846		33.4%
Return on assets	0.50%	0.44%		13.6
Return on average stockholders' equity	3.02%	5.29%		(42.9)
Stockholders' equity-to-assets ratio	16.63%	8.48%		96.1
Dividend payout ratio	31.06%	39.87	% (1)	(22.1)

(1)	Represents dividends paid to minority shareholders only as a percent of net earnings. Does not include dividends waived by Liberty Savings Mutual Holding Company.

Net Earnings

Net earnings increased from $280,000 for the three months ended March 31, 2006 to $373,000 for the three months ended March 31, 2007. Net earnings increased due to higher net interest income, a lower provision for loan losses and higher noninterest income, partially offset by higher noninterest expense and higher income tax expense.

Net Interest Income

Net interest income before the provision for loan losses increased from $2.1 million for the three months ended March 31, 2006 to $2.5 million for the three months ended March 31, 2007. This change in net interest income was due primarily to an increase in net earning assets, partially offset by a lower interest rate spread. Our interest rate spread was 3.38% for the three months ended March 31, 2006 and 3.05% for the three months ended March 31, 2007. The average yield on interest-earning assets and the average cost of interest-bearing liabilities increased 47 and 80 basis points, respectively, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. We have funded loan growth since March 2006 primarily through short-term certificate of deposit and money market accounts and proceeds raised in the stock offering. In addition, a portion of the proceeds from issuance of common stock was invested in Federal agency obligations.

LIBERTY BANCORP, INC.

Interest income on loans receivable increased from $3.3 million for the three months ended March 31, 2006 to $4.1 million for the comparable period in 2007. The increase is attributable to a higher average balance and average yield. Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a higher average yield. Interest income on securities increased from $262,000 to $498,000 for the comparable three month periods due to a higher average balance and average yield.

Interest expense on deposits increased by $691,000 for the three months ended March 31, 2007 compared to the same period in 2006, as a result of a higher average balance and average rate. We attracted certificate and money market accounts through the offering specials and new products. The weighted-average rate on deposits increased from 2.97% for the three months ended March 31, 2006 to 3.86% for the comparable 2007 period. Interest expense on FHLB advances decreased due to a lower average balance, partially offset by a higher average rate for the comparable three months.

Average Balances and Yields

The average balances and yields tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earnings assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of these tables, average balances have been calculated using month-end balances and, to a lesser extent, daily balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. No tax equivalent adjustments were made. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

LIBERTY BANCORP, INC.
	Three Months Ended March 31,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$208,303	4,099	7.87%	180,863	3,337	7.38%
Mortgage-backed securities	22,954	240	4.18%	25,628	251	3.92%
Securities	42,311	499	4.72%	27,252	262	3.85%
Other interest-earning assets	6,572	73	4.44%	5,272	58	4.40%
Total interest-earning assets	280,140	4,911	7.01%	239,015	3,908	6.54%

Interest-bearing liabilities:
Deposits	218,812	2,112	3.86%	191,491	1,420	2.97%
FHLB advances	25,164	307	4.88%	36,672	379	4.13%
Securities sold under agreement
to repurchase	2,052	17	3.35%	2,119	13	2.56%
ESOP note payable	-	-	-	401	7	6.58%
Total interest-bearing
liabilities	$246,028	2,436	3.96%	230,683	1,819	3.16%

Net interest income before
provision for loan losses		$2,475			2,089

Interest rate spread			3.05%			3.38%

Net earning assets	$34,112			8,332

Net yield on average
interest-earning assets			3.53%			3.50%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	113.87%			103.61%

Provision for Loan Losses

The provision for loan losses is based upon management’s consideration of current economic conditions, the loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of non-performing assets. Each month, management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. The Company and Bank are subject to periodic examination by regulatory agencies, which may require us to record increases in the allowances based on their evaluation.

The provision for loan losses was $166,000 and $250,000 for the three months ended March 31, 2007 and 2006, respectively. The provision for the three months ended March 31, 2007 is primarily due to an increase in single-family construction loans recorded as special mention. For the three months ended March 31, 2006, the provision of $250,000 was primarily due to an increase in total loans receivable and to a lesser extent loan charge-offs. The allowance for loan losses as a percentage of total loans increased to 1.10% as of March 31, 2007, as compared to 1.02% as of December 31, 2006 primarily due to increased allowances required for classified loans. The increase in the ratio of the allowance to total loans as compared to the same quarter in 2006 is due to an increase in the allowance required for classified loans and the changing composition of the loan portfolio with greater emphasis on loans with higher risk factors which require higher allowance percentages.

LIBERTY BANCORP, INC.

Noninterest income

	Three Months Ended March 31,
	2007	2006	% Change
Loan service charges	$18,911	22,801	(17.1)%
Gain on sale of loans	52,968	33,752	56.9
Deposit account service charges	238,310	217,326	9.7
	$310,189	273,879	13.3

Noninterest income increased for 2007 due to increases in gain on sale of loans and deposit account service charges.

During the three months ended March 31, 2007 and 2006, we originated loans for sale to secondary market investors of $5.5 million and $2.5 million, respectively. We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Three Months Ended March 31,
	2007	2006	% Change
Compensation and benefits	$1,127,472	941,082	19.8%
Occupancy expense	156,296	129,032	21.1
Equipment and data processing expense	197,229	182,027	8.4
Operations from foreclosed real estate, net	80,726	4,061	1,887.8
Federal deposit insurance premiums	6,228	5,913	5.3
Professional and regulatory services	128,496	71,688	79.2
Advertising	62,393	93,277	(33.1)
Correspondent banking charges	60,979	64,603	(5.6)
Supplies	27,164	38,603	(29.6)
Other	208,237	159,872	30.3
	$2,055,220	1,690,158	21.6

Noninterest expense increased from $1.7 million for the three months ended March 31, 2006 to $2.1 million for the comparable period in 2007. Compensation and benefit expense increased primarily due to the opening of a new branch office in Kansas City, Missouri, salary increases, increased ESOP expense and stock option and restricted stock award expense. Occupancy expense increased primarily due to the costs related to the new branch, with the largest of these expenses related to real estate taxes. Equipment and data processing expense increased due to higher data processing and website expense and increased service agreement expenses. Expenses from operations from foreclosed real estate, net increased primarily due to net losses recognized on the sale of certain properties. Professional services increased due to higher audit, legal, consulting and supervisory exam expenses. Legal expense increased due to the additional costs related to the first annual meeting of Liberty Bancorp, Inc. and the approval of the “2007 Plan” and are not expected to be recurring. Advertising expense decreased primarily due to the renegotiation of direct mail advertising costs, a seasonal decrease in advertising, and expenses that related to the Bank’s name change that were expensed in the three months ended March 31, 2006, but did not recur in the comparable three month period in 2007. No new branches were opened during the three months ended March 31, 2007, which resulted in lower supplies expense. Other expenses increased due primarily to higher data line expense as a result of new branches and adding increased capacity, a decrease in construction loan inspection fees and increased stock registrar costs.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes increased for the three months ended March 31, 2007 due to higher earnings before income taxes and a higher effective tax rate. The effective rate for the three months ended March 31, 2007 was 33.7% compared to 33.8% for the three months ended March 31, 2006 due to a higher increase in taxable income than non-taxable municipal bond income.

Results of Operations for the Six Months Ended March 31, 2007 and 2006

Selected Financial Data

	Six Months Ended
	March 31,
	2007	2006	% Change
Net earnings	$933,081	604,442	54.4%
Return on assets	0.64%	0.48%	33.3
Return on average stockholders' equity	3.79%	5.72%	(33.7)
Stockholders' equity-to-assets ratio	16.76%	8.48%	97.6
Dividend payout ratio	24.85%	36.21 (1)	(31.4)

(1)	Represents dividends paid to minority shareholders only as a percent of net earnings. Does not include dividends waived by Liberty Savings Mutual Holding Company.

Net Earnings

Net earnings increased from $604,000 for the six months ended March 31, 2006 to $933,000 for the six months ended March 31, 2007. Net earnings increased due primarily to higher net interest income, a lower provision for loan losses, partially offset by higher noninterest expense and higher income tax expense.

Net Interest Income

Net interest income before the provision for loan losses increased from $4.1 million for the six months ended March 31, 2006 to $5.0 million for the six months ended March 31, 2007. This change in net interest income was due primarily to an increase in net earning assets, partially offset by a lower interest rate spread. Our interest rate spread was 3.34% for the six months ended March 31, 2006 and 3.11% for the six months ended March 31, 2007. The average yield on interest-earning assets and the average cost of interest-bearing liabilities increased 65 and 88 basis points, respectively, for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006. We have funded loan growth since March 2006 primarily through short-term certificate of deposit and money market accounts and proceeds raised in the stock offering. In addition, a portion of the proceeds from the issuance of common stock was invested in Federal agency obligations.

Interest income on loans receivable increased from $6.4 million for the six months ended March 31, 2006 to $8.2 million for the comparable period in 2007. The increase is attributable to a higher average balance and average yield. Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a higher average yield. Interest income on securities increased from $515,000 to $947,000 for the comparable six month periods due to a higher average balance and average yield. Interest income on other interest-earning assets also increased due to a higher average balance and average yield.

LIBERTY BANCORP, INC.

Interest expense on deposits increased by $1.4 million for the six months ended March 31, 2007 compared to the same period in 2006, as a result of a higher average balance and average rate. We attracted certificate accounts through the offering of specials and money market accounts with the introduction of new money market products. The weighted-average rate on deposits increased from 2.90% for the six months ended March 31, 2006 to 3.86% for the comparable 2007 period. The average balance on deposits increased from $188.4 million for the six months ended March 31, 2006 to $212.1 million for the six months ended March 31, 2007.

Average Balances and Yields

The average balances and yields tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earnings assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of these tables, average balances have been calculated using month-end balances and, to a lesser extent, daily balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. No tax equivalent adjustments were made. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

LIBERTY BANCORP, INC.

	Six Months Ended March 31,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$206,697	8,189	7.92%	175,511	6,357	7.24%
Mortgage-backed securities	23,459	492	4.19%	26,191	511	3.90%
Securities	40,689	946	4.65%	26,546	515	3.88%
Other interest-earning assets	6,668	159	4.77%	5,590	103	3.69%
Total interest-earning assets	277,513	9,786	7.05%	233,838	7,486	6.40%

Interest-bearing liabilities:
Deposits	212,136	4,096	3.86%	188,375	2,729	2.90%
FHLB advances	27,802	633	4.55%	32,878	655	3.98%
Securities sold under agreement
to repurchase	2,228	39	3.47%	1,891	25	2.67%
ESOP note payable	-	-	-	391	13	6.77%
Total interest-bearing
liabilities	$242,166	4,768	3.94%	223,535	3,422	3.06%

Net interest income before
provision for loan losses	$	5,018			4,064

Interest rate spread			3.11%			3.34%

Net earning assets	$35,347			10,303

Net yield on average
interest-earning assets			3.62%			3.48%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	114.60%			104.61%

Provision for Loan Losses

The provision for loan losses is based upon management’s consideration of current economic conditions, the loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of non-performing assets. Each month, management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. The Company and Bank are subject to periodic examination by regulatory agencies, which may require us to record increases in the allowances based on their evaluation.

The provision for loan losses was $198,000 and $470,000 for the six months ended March 31, 2007 and 2006, respectively. The provision for the six months ended March 31, 2007 is primarily due to an increase in gross loans and single-family construction and development loans recorded as special mention. For the six months ended March 31, 2006, the provision of $470,000 was primarily due to an increase in total loans receivable and to a lesser extent loan charge-offs. The allowance for loan losses as a percentage of total loans increased to 1.10% as of March 31, 2007, as compared to 1.08% as of September 30, 2006. The increase in the ratio of the allowance to total loans as compared to the same quarter in 2006 is due to the increased allowance for classified loans and the changing composition of the loan portfolio with greater emphasis on loans with higher risk factors which require higher reserve percentages.

LIBERTY BANCORP, INC.

Noninterest income

	Six Months Ended March 31,
	2007	2006	% Change
Loan service charges	$49,723	41,523	19.7%
Gain on sale of loans	106,565	90,138	18.2
Deposit account service charges	483,771	444,731	8.8
	$640,059	576,392	11.0

Noninterest income increased for 2007 due to higher gains on sale of loans and deposit account service charges.

During the six months ended March 31, 2007 and 2006, we originated loans for sale to secondary market investors of $9.5 million and $7.3 million, respectively. We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Six Months Ended March 31,
	2007	2006	% Change
Compensation and benefits	$2,172,200	1,823,093	19.1%
Occupancy expense	320,762	244,452	31.2
Equipment and data processing expense	400,044	349,220	14.6
Operations from foreclosed real estate, net	169,641	6,413	2,545.3
Federal deposit insurance premiums	12,842	11,782	9.0
Professional and regulatory services	223,164	136,738	63.2
Advertising	151,677	177,032	(14.3)
Correspondent banking charges	126,956	121,810	4.2
Supplies	66,811	83,333	(19.8)
Other	377,531	300,771	25.5
	$4,021,628	3,254,644	23.6

Noninterest expense increased from $3.3 million for the six months ended March 31, 2006 to $4.0 million for the comparable period in 2007. Compensation and benefit expense increased primarily due to the opening of a new branch office in Kansas City, Missouri, salary increases, increased ESOP expense and stock option and restricted stock award expense. Occupancy expense increased primarily due to the costs related to the new branch, with the largest of these expenses related to real estate taxes. Equipment and data processing expense increased due to higher depreciation expense due to the new branch, higher data processing and website expense, service agreement expense and increased repairs and maintenance. Expenses from operations from foreclosed real estate, net increased primarily due to net losses recognized on the sale of certain properties. Professional services increased due to higher audit, legal, consulting and supervisory exam expenses. Advertising expense decreased primarily due to the renegotiation of direct mail advertising costs, a seasonal decrease in advertising, and expenses that related to the Bank’s name change that were expensed in the six months ended March 31, 2006, but did not recur in the comparable six month period in 2007. No new branches were opened during the six months ended March 31, 2007, which resulted in lower supplies expense. Other expenses increased due primarily to higher data line expense as a result of new branches and adding increased capacity, a decrease in construction loan inspection fees and increased stock registrar costs.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes increased for the six months ended March 31, 2007 due to higher earnings before income taxes and a higher effective tax rate. The effective rate for the six months ended March 31, 2007 was 35.1% compared to 34.0% for the six months ended March 31, 2006 as a result of a lower percentage of non-taxable municipal bond income.

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

Information as of March 31, 2007, concerning the exposure to market risk, has not changed significantly compared to the September 30, 2006 disclosures presented under “Interest Rate Risk Management” in the Company's Form 10-K.

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

Item 1A - Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission on December 26, 2006. As of March 31, 2007, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

On February 5, 2007 the Company held its Annual Meeting of Stockholders.

(a)	At the meeting, Robert T. Sevier and Ralph W. Brant, Jr. were elected to the Board of Directors, each to serve a three-year term.

(b)	Stockholders voted on the following matters:

(i)	The election of the following directors of the Bank:

DIRECTOR:	FOR	WITHHELD
Robert T. Sevier	4,429,432	217,131
Ralph W. Brant, Jr.	4,430,495	216,068

(ii) The ratification of the Liberty Bancorp, Inc. 2007 Equity Incentive Plan:

VOTES	FOR	AGAINST	WITHHELD	BROKER NON-VOTES
3,337,475	2,623,076	666,813	47,586	1,309,088

Item 5 - Other Information

None.

LIBERTY BANCORP, INC.

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

LIBERTY BANCORP, INC. (Registrant)

DATE: May 14, 2007	By:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief Financial Officer (Principal Financial Officer)