Form 10-Q
period 2007-06-30
LIBERTY BANCORP INC
filed 2007-08-14
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 6, 2007
Common Stock, par value $0.01 per share	4,761,187

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

LIBERTY BANCORP, INC.
Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(Unaudited)
	June 30,	September 30,
Assets	2007	2006
Cash and due from banks	$6,514,600	6,943,701
Federal funds sold	4,640,000	6,460,000
Total cash and cash equivalents	11,154,600	13,403,701
Securities available for sale - taxable, at market value (amortized cost
of $35,574,178 and $29,710,739, respectively)	35,329,766	29,543,093
Securities available for sale - non-taxable, at market value (amortized cost
of $12,353,769 and $6,435,496, respectively)	12,148,921	6,339,537
Mortgage-backed securities - available for sale, at market value
(amortized cost of $21,040,152 and $24,863,446, respectively)	20,581,661	24,217,321
Stock in Federal Home Loan Bank of Des Moines	1,755,100	1,952,900
Loans receivable, net of allowance for loan losses
of $2,583,066 and $2,144,121, respectively	230,420,880	200,222,378
Loans held for sale	1,400,204	459,201
Premises and equipment, net	7,893,831	6,700,189
Bank-owned life insurance	3,003,984	-
Foreclosed real estate, net	1,381,484	1,579,848
Accrued interest receivable	1,914,877	1,486,355
Other assets	1,794,406	1,656,842
Total assets	$328,779,714	287,561,365

Liabilities and Stockholders' Equity
Customer and brokered deposits	$243,145,053	198,470,979
Accrued interest payable	496,795	316,366
Advances from FHLB	31,463,730	34,063,738
Securities sold under agreement to repurchase	2,705,299	3,383,997
Advances from borrowers for taxes and insurance	620,663	843,512
Other liabilities	1,367,847	1,340,470
Accrued income taxes	-	160,727
Total liabilities	279,799,387	238,579,789
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,187 and 4,760,137 shares issued and outstanding	47,612	47,601
Additional paid-in capital	31,815,651	33,001,965
Common stock acquired by ESOP	(759,280)	(933,192)
Common stock acquired by Incentive Plan	-	(18,676)
Accumulated other comprehensive earnings (loss), net	(571,882)	(573,130)
Retained earnings - substantially restricted	18,448,226	17,457,008
Total stockholders' equity	48,980,327	48,981,576
Total liabilities and stockholders' equity	$328,779,714	287,561,365

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings
(Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans receivable	$4,401,544	3,824,821	12,590,319	10,181,985
Mortgage-backed securities	228,017	239,598	719,685	750,547
Securities - taxable	447,515	239,792	1,253,177	643,089
Securities - non-taxable	80,116	54,733	220,980	166,198
Other interest-earning assets	86,461	57,870	245,780	160,896
Total interest income	5,243,653	4,416,814	15,029,941	11,902,715
Interest expense:
Customer and brokered deposits	2,315,102	1,571,397	6,411,426	4,300,141
Securities sold under agreement to repurchase	20,661	22,629	59,337	47,842
ESOP note payable	-	6,600	-	19,846
Advances from FHLB	356,878	497,553	990,313	1,152,557
Total interest expense	2,692,641	2,098,179	7,461,076	5,520,386
Net interest income	2,551,012	2,318,635	7,568,865	6,382,329
Provision for loan losses	267,105	215,000	465,307	685,000
Net interest income after
provision for loan losses	2,283,907	2,103,635	7,103,558	5,697,329
Noninterest income:
Loan service charges	20,450	14,006	70,173	55,529
Gain on sale of loans	73,875	56,098	180,440	146,236
Change in cash surrender value of BOLI	3,984	-	3,984	-
Deposit account and other service charges	264,918	262,434	748,689	707,165
Total noninterest income	363,227	332,538	1,003,286	908,930
Noninterest expense:
Compensation and benefits	1,147,174	1,006,536	3,319,374	2,829,629
Occupancy expense	145,724	125,878	466,488	370,330
Equipment and data processing expense	195,464	185,188	595,508	534,408
Operations from foreclosed real estate, net	106,292	66,911	275,932	73,324
Federal deposit insurance premiums	6,842	5,914	19,684	17,696
Professional and regulatory services	99,791	74,472	322,954	211,210
Advertising	66,358	117,536	218,035	294,568
Correspondent banking charges	65,183	65,697	192,139	187,507
Supplies	30,955	28,506	97,766	111,839
Other	169,353	156,162	546,884	456,933
Total noninterest expense	2,033,136	1,832,800	6,054,764	5,087,444
Earnings before income taxes	613,998	603,373	2,052,080	1,518,815
Income taxes	208,000	213,000	713,000	524,000
Net earnings	$405,998	390,373	1,339,080	994,815
Basic and diluted earnings per share	$0.09	0.08	0.29	0.21
Dividends per share	$0.025	0.057	0.075	0.171

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.
 Statements of Comprehensive Earnings
(Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$405,998	390,373	1,339,080	994,815
Other comprehensive earnings:
Unrealized gain (loss) on securities and
MBSs available for sale, net:
Unrealized gains (losses) arising
during the period, net of tax	(313,301)	(237,787)	1,248	(577,522)
Comprehensive earnings	$92,697	152,586	1,340,328	417,293

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$1,339,080	994,815
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	343,051	329,094
ESOP expense	249,880	110,871
Stock option and incentive plan expense	147,318	20,997
Amortization of premiums (discounts) on investments, net	(67,956)	59,366
Amortization of unearned discount on loans
and deferred loan fees, net	(229,213)	(319,082)
Provision for loan losses	465,307	685,000
Loans held for sale - originated	(15,557,751)	(13,377,755)
Loans held for sale - proceeds from sale	14,797,188	14,295,346
Loss (gain) on foreclosed real estate, net	226,329	54,483
Gain on sale of loans	(180,440)	(146,236)
Increase in cash surrender value of bank-owned life insurance	(3,984)	-
Decrease (increase) in:
Accrued interest receivable	(428,522)	(419,249)
Other assets	(138,296)	(580,046)
Increase (decrease) in:
Accrued interest on deposits and other liabilities	207,806	100,094
Accrued income taxes	(160,727)	38,727
Net cash provided by operating activities	1,009,070	1,846,425
Cash flows from investing activities:
Net change in loans receivable	(32,103,953)	(38,802,931)
Mortgage-backed securities:
Available for sale - purchased	-	(653,756)
Available for sale - principal collections	3,811,123	4,579,222
Securities available for sale:
Purchased	(16,051,584)	(8,507,143)
Proceeds from maturity or call	4,350,000	3,665,000
Proceeds from foreclosed real estate, net	1,641,392	3,112,340
Purchase of stock in FHLB of Des Moines	(1,300,100)	(1,018,300)
Redemption of stock in FHLB of Des Moines	1,497,900	391,000
Purchase of premises and equipment	(1,536,693)	(1,066,775)
Purchase of bank-owned life insurance policy	(3,000,000)	-
Net cash provided by (used for) investing activities	$(42,691,915)	(38,301,343)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Nine Months Ended
	June 30,
	2007	2006

Cash flows from financing activities:
Net increase (decrease) in deposits	$44,674,074	34,805,206
Increase (decrease) in advances from
borrowers for taxes and insurance	(222,849)	(278,539)
Proceeds from advances from the FHLB	186,900,000	330,350,000
Repayment of advances from the FHLB	(189,500,008)	(322,950,008)
Securities sold under agreement to repurchase:
Proceeds	43,408,840	35,842,284
Repayments	(44,087,538)	(34,360,062)
Proceeds from exercise of stock options	8,695	2,400
Repurchase of common stock for stock award plan	(1,399,608)	-
Cash dividends	(347,862)	(330,435)
Net cash provided by (used for)
financing activities	39,433,744	43,080,846
Net increase (decrease) in cash and cash equivalents	(2,249,101)	6,625,928
Cash and cash equivalents at beginning of period	13,403,701	10,471,038
Cash and cash equivalents at end of period	$11,154,600	17,096,966

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on customer and brokered deposits	$6,277,461	4,183,592
Interest on ESOP note payable	-	6,646
Interest on securities sold under agreement to repurchase	59,416	47,842
Interest on advances from FHLB of Des Moines	971,463	1,152,557
Federal income taxes	990,578	405,000
State income taxes	19,842	44,631
Real estate acquired in settlement of loans	4,044,067	3,239,145
Loans originated to finance the sale of foreclosed real estate	2,374,710	-

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three- and nine- month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2006 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 26, 2006.

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

Liberty Bancorp, Inc. (the “Company” or “Liberty Bancorp”) a Missouri corporation, was formed on February 14, 2006 and became the holding company for BankLiberty (formerly Liberty Savings Bank, F.S.B.) upon completion of the Bank’s conversion from a mutual holding company form to a stock holding company structure on July 21, 2006.  A total of 2,807,383 shares of common stock were sold in the stock offering at the price of $10.00 per share.  In addition, a total of approximately 1,952,754 shares of common stock were issued to the minority shareholders of the former Liberty Savings Bank, F.S.B. representing an exchange ratio of 3.5004 shares of Company common stock for each share of Liberty Savings Bank, F.S.B. common stock.  Fractional shares in the aggregate, or 36 shares, were redeemed for cash. Total shares outstanding after the stock offering and the exchange totaled 4,760,137 shares.   Net proceeds of $25.6 million were raised in the stock offering, excluding $1.2 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the “ESOP”), enabling it to finance the purchase of 153,263 shares of common stock in the offering and exchange.  Direct offering costs totaled approximately $1.3 million.  In addition, as part of the second-step conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank received $694,000 previously held by this entity.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(3)	Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Bank for the three and nine months ended June 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$405,998	390,373	1,339,080	994,815

Weighted-average shares - Basic EPS	4,587,316	4,685,075	4,609,333	4,679,891
Stock options - treasury stock method	46,967	38,890	47,929	38,890
Weighted-average shares - Diluted EPS	4,634,283	4,723,965	4,657,262	4,718,781
Basic and diluted earnings per common share	$0.09	0.08	0.29	0.21
Anti-dilutive shares	90,753	-	35,955	-

Weighted-average shares outstanding for the three and nine months ended June 30, 2006 have been adjusted by the exchange ratio of 3.5004 to calculate earnings per share and dividends per share.

The following table illustrates the effect on net earnings and earnings per share as if the fair value based method had been applied for the three and nine months ended June 30, 2006.

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2006	2006
Net earnings	$390,373	994,815

Total stock-based employee compensation
expense determined under fair value based
method for stock options, net of related
tax effects	(17,722)	(78,639)
Pro-forma net earnings	$372,651	916,176
Earnings per share:
Basic and diluted - as reported	$0.08	0.21
Basic - pro forma	$0.08	0.20
Diluted - pro forma	$0.08	0.19

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(4)	Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$1,671	1,671	5,013	5,013
Interest cost	4,576	5,681	13,728	17,043
Amortization of transition obligation	3,134	3,135	9,402	9,405
Amortization of prior service cost	(2,416)	(2,416)	(7,248)	(7,248)
Amortization of actuarial gain	(3,050)	(1,080)	(9,150)	(3,240)
Over (under) accrual	(15)	(3,091)	(45)	(9,273)
Net periodic cost	$3,900	3,900	11,700	11,700

Directors’ retirement plan expense was $19,800 for the nine months ended June 30, 2007 and 2006.   The expense consisted primarily of interest cost.

(5)	Stock Options

As authorized by the 2003 Incentive Equity and Deferred Compensation Plan (the “2003 Plan”), the Board of Directors granted 78,760 options to non-employee directors and 96,260 options to certain officers and employees during fiscal year 2004.  The Plan authorizes the award of up to 258,064 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.  Options expire ten years from the date of the grant.  Stock options to directors are fully vested on the grant date of June 16, 2004.  Options granted to the Bank’s CEO are vested over three years and three months and options granted to certain other officers and employees are vested over a five-year period.  On January 27, 2005 the Board of Directors granted an additional 38,504 options to certain officers and employees.  Options granted to the CEO are vested over a period of three years and eight months and options granted to certain officers and employees are vested over a five-year period.  On November 23, 2005 the Board of Directors granted an additional 42,440 options to directors and officers.  Options granted to the board, CEO, and certain officers, were vested over a ten-month period.

In connection with the completion of the Conversion in July 2006, the Company assumed the Plan and all outstanding options and shares were adjusted based upon the 3.5004 exchange ratio.  The exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

As authorized by the Liberty Bancorp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), the Board of Directors granted 25,150 options to non-employee directors and 65,500 options to certain officers and employees on February 27, 2007.   The 2007 Plan authorizes the award of up to 125,649 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank.   The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.   Options expire ten years from the date of the grant.   All 90,650 options granted are vested over a five-year period.

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

The Company has estimated the fair value of awards granted during the nine-months ended June 30, 2007 and 2006 under its stock option plan utilizing the Black-Scholes pricing model to be $3.00 and $1.70, respectively.  There were no awards granted during the three months ended June 30, 2007 and 2006.  The assumptions used in the Black-Scholes pricing model and fair value of awards granted were as follows:

	Nine Months Ended
	June 30,
	2007	2006
Expected dividend yield	2.00%	3.00%
Risk-free interest rate	4.53%	4.23%
Expected life of options	7.50 years	5.00 years
Expected volatility	21.70%	25.13%
Fair value of awards	$3.00	$1.70

Stock option compensation expense, as a result of the adoption of SFAS 123R is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Pretax	$21,107	-	$46,446	-

After tax	13,509	-	29,726	-

Basic and diluted earnings per share	$0.00	-	$0.01	-

At June 30, 2007, the total unrecognized compensation expense related to nonvested stock options was approximately $240,000 and is expected to be recognized over the weighted-average period of 3.49 years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity under the Plan for the nine months ended June 30, 2007 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2006	234,963	$7.31	8.07	$-
Granted	90,650	11.27	-	-
Exercised	(1,050)	8.28	-	-
Expired	-	-	-	-
Forfeited	(1,500)	-	-	-
Outstanding at June 30, 2007	323,063	8.42	8.00	863,064
Exercisable at June 30, 2007	180,005	7.24	7.38	682,933
Vested and expected to vest at
June 30, 2007	180,005	$7.24	7.38	$682,933

A summary of the total value of options exercised, the amount of cash received from the exercise of stock options, and the total fair value of shares vested is as follows for the periods indicated.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Intrinsic value of options exercised	$-	-	2,909	500

Cash received from the exercise of options	-	-	8,695	2,400

Fair value of shares vested	72,685	62,028	119,109	274,514

Restricted Stock Awards

During fiscal year 2004, as authorized by the 2003 Plan, two directors each received a restricted stock award of 6,125 shares as adjusted by the exchange ratio of 3.5004, which vests over three years.  On February 27, 2007, as authorized by the 2007 Plan, the Board of Directors granted 31,400 restricted stock awards to non-employee directors and 78,000 awards to certain officers and employees.   All awards are vested over a five-year period.   A summary of the Company’s restricted stock compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Restricted Compensation Expense	$66,325	6,999	100,872	20,997

At June 30, 2007, the total unrecognized expense was $1.2 million and is expected to be recognized over the next five years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s nonvested stock award activity for the nine months ended June 30, 2007 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2006	4,080	$6.86
Granted	109,400	11.27
Vested	(4,080)	6.86
Forfeited	-	-
Nonvested at June 30, 2007	109,400	$11.27

(6)	Securities

Securities having a continuous unrealized loss position at June 30, 2007 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
Federal agency obligations	$15,104,687	(95,687)	14,267,378	(170,806)	29,372,065	(266,493)
State and municipal obligations	2,346,655	(48,269)	5,269,448	(156,579)	7,616,103	(204,848)
	$17,451,342	(143,956)	19,536,826	(327,385)	36,988,168	(471,341)

Mortgage-backed securities having a continuous unrealized loss position at June 30, 2007 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
FHLMC	$1,682,268	(9,929)	10,906,585	(244,825)	12,588,853	(254,754)
FNMA	-	-	6,299,556	(184,743)	6,299,556	(184,743)
FHLMC - CMO	-	-	71,036	(263)	71,036	(263)
FNMA - CMO	-	-	144,896	(9,370)	144,896	(9,370)
GNMA - CMO	-	-	440,687	(11,981)	440,687	(11,981)
	$1,682,268	(9,929)	17,862,760	(451,182)	19,545,028	(461,111)

Unrealized losses are related to changes in market interest rates and not the credit quality of the issuers.

LIBERTY BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Financial Statements and footnotes appearing in Part I, Item 1 of this document.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.  At June 30, 2007, we operated out of our main office in Liberty, Missouri and five full-service branch offices—two in Kansas City and one each in Plattsburg, Platte City and Independence, Missouri.

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

LIBERTY BANCORP, INC.

The following table sets forth information regarding off-balance sheet financial instruments as of June 30, 2007:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$10,919,565	4,070,142

Commitments for unused lines of credit	$181,023	10,084,099

Commitments for undisbursed loans	$10,201,224	25,270,455

Commitments for letters of credit	$342,240	-

Financial Condition

Total assets increased from $287.6 million at September 30, 2006 to $328.8 million at June 30, 2007.  Cash and cash equivalents decreased $2.2 million from September 30, 2006 to June 30, 2007.   Securities available for sale increased from $35.9 million at September 30, 2006 to $47.5 million at June 30, 2007 due to additional purchases of both agency and municipal securities, partially offset by maturities and calls of securities.  Mortgage-backed securities available for sale decreased from $24.2 million at September 30, 2006 to $20.6 million at June 30, 2007 due to principal repayments.  Loans receivable increased by $30.2 million to $230.4 million at June 30, 2007 primarily due to increased activity in commercial real estate and development lending, partially offset by a decrease in single-family mortgage loans.  Loans held for sale increased from $459,000 at September 30, 2006 to $1.4 million at June 30, 2007.  Premises and equipment, net increased $1.2 million to $7.9 million at June 30, 2007 primarily due to the purchase of land and expenditures relating to the construction of a new branch.  The cash surrender value of bank owned life insurance was $3.0 million as of June 30, 2007 due to the purchase of a bank-owned life insurance policy.  The Bank purchased an additional policy for $5.0 million in July 2007.  Foreclosed real estate, net at June 30, 2007 totaled $1.4 million, a decrease of $200,000 from $1.6 million at September 30, 2006. Foreclosed real estate, net consists of seven one-to-four family properties and one commercial lot.  Accrued interest receivable increased $429,000 due to higher loan and securities portfolio balances and rates.

Total liabilities increased $41.2 million to $279.8 million at June 30, 2007 compared to $238.6 million at September 30, 2006.  Customer accounts and brokered deposits increased from $198.5 million at September 30, 2006 to $243.1 million at June 30, 2007 primarily due to an increase in money market, short-term certificate accounts and brokered certificates, partially offset by a decrease in long-term certificates.  Brokered certificates totaled $12.0 million as of June 30, 2007.   Advances from the FHLB decreased $2.6 million to $31.5 million at June 30, 2007 as a result of maturing advances, which were not renewed.   Securities sold under agreement to repurchase decreased by $679,000 due to account balance changes.  Advances from borrowers for taxes and insurance decreased by $223,000 due to calendar year-end payment of real estate taxes on behalf of borrowers.  Accrued income taxes decreased due to the timing of tax payments.

Stockholders’ equity remained virtually unchanged at $49.0 million at June 30, 2007 due to net earnings of $1.3 million for the nine months ended June 30, 2007 and the amortization of ESOP and stock-based incentive awards, primarily offset by the payment of cash dividends and the purchase of common stock used to fund restricted stock awards pursuant to the Company’s 2007 Plan. 125,469 shares were purchased at a weighted-average price of $11.16 to fund these restricted stock awards. During the three months ended June 30, 2007 and 2006, the Company paid cash dividends of $115,954 and $111,575, respectively.

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

LIBERTY BANCORP, INC.

The Bank's actual and required capital amounts and ratios at June 30, 2007 were as follows:
			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$34,704
Computer software costs	(48)
Unrealized loss on securities AFS, net	572
Tangible capital	$35,228	10.7%	$4,947	1.5%
General valuation allowance	2,583

Total capital to risk-weighted assets	$37,811	15.0%	$20,195	8.0%	$25,244	10.0%

Tier 1 capital to risk-weighted assets	$35,228	14.0%	$10,098	4.0%	$15,146	6.0%

Tier 1 capital to total assets	$35,228	10.7%	$13,192	4.0%	$16,490	5.0%

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated.

	June 30,	September 30,
	2007	2006

Nonaccrual loans	$2,146,489	1,481,222
Accruing loans past due 90 days or more	-	58,156
Other impaired loans	-	2,681,561
Total impaired loans	$2,146,489	4,220,939

Allowance for losses on impaired loans	$112,899	257,609

Impaired loans with no allowance for loan losses	$-	58,156

At June 30, 2007, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as non-accrual, 90 days past due, or restructured.

Under our internal review policy, loans classified as substandard decreased from $1.6 million at September 30, 2006 to $1.1 million at June 30, 2007.  Special mention loans at June 30, 2007 totaled $3.3 million as compared to $3.0 million at September 30, 2006.  The loans listed as special mention at June 30, 2007 consist of eleven spec home loans and a commercial land loan and were identified as special mention in March 2007.  Of the special mention loans listed at September 2006, sixteen of the loans totaling $2.3 million, after principal payments, were foreclosed in November 2006.

LIBERTY BANCORP, INC.

Following is a summary of activity in the allowance for loan losses:

Balance at September 30, 2006	$2,144,121
Charge-offs	(48,442)
Recoveries	22,080
Provision charged to expense	465,307
Balance at June 30, 2007	$2,583,066

Results of Operations Overview

Our primary source of pre-tax earnings is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings.  Other significant sources of pre-tax earnings are service charges on deposit accounts.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Selected Financial Data
	Three Months Ended
	June 30,
	2007	2006		% Change
Net earnings	$405,998	390,373		4.0%
Return on assets	0.52%	0.58%		(10.3)
Return on average stockholders' equity	3.31%	7.34%		(54.9)
Stockholders' equity-to-assets ratio	15.61%	7.88%		98.1
Dividend payout ratio	28.56%	28.58%	(1)	(0.1)

(1) Represents dividends paid to minority shareholders only as a percent of net earnings.
Does not include dividends waived by Liberty Savings Mutual Holding Company.

Net Earnings

Net earnings increased from $390,000 for the three months ended June 30, 2006 to $406,000 for the three months ended June 30, 2007.  Net earnings increased due to higher net interest income and noninterest income,  and lower income tax expense, partially offset by a higher provision for loan losses and higher noninterest expense.

Net Interest Income

Net interest income before the provision for loan losses increased from $2.3 million for the three months ended June 30, 2006 to $2.6 million for the three months ended June 30, 2007.   This change in net interest income was due primarily to an increase in net interest earning assets, partially offset by a lower interest rate spread.  Our interest rate spread was 3.57% for the three months ended June 30, 2006 and 2.95% for the three months ended June 30, 2007.  The average yield on interest-earning assets and the average cost of interest-bearing liabilities increased 11 and 73 basis points, respectively, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  We have funded loan growth since June 2006 primarily through short-term certificate of deposit and money market accounts and proceeds raised in the stock offering.  In addition, a portion of the proceeds from issuance of common stock was invested in Federal agency and municipal obligations.

LIBERTY BANCORP, INC.

Interest income on loans receivable increased from $3.8 million for the three months ended June 30, 2006 to $4.4 million for the comparable period in 2007. The increase is attributable to a higher average balance and average yield.  Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a higher average yield.  Interest income on securities increased from $295,000 to $528,000 for the comparable three month periods due to a higher average balance and average yield.

Interest expense on customer and brokered deposits increased by $744,000 for the three months ended June 30, 2007 compared to the same period in 2006, as a result of a higher average balance and average rate.  We attracted certificate and money market accounts through the offering specials and new products.  The weighted-average rate on deposits increased from 3.15% for the three months ended June 30, 2006 to 4.05% for the comparable 2007 period.  Interest expense on FHLB advances decreased due to a lower average balance, partially offset by a higher average rate for the comparable three months.

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

LIBERTY BANCORP, INC.

	Three Months Ended June 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$221,879	4,402	7.94%	194,897	3,825	7.85%
Mortgage-backed securities	21,719	228	4.20%	24,249	240	3.96%
Securities	45,103	528	4.68%	28,461	294	4.13%
Other interest-earning assets	6,357	86	5.41%	4,842	58	4.79%
Total interest-earning assets	295,058	5,244	7.11%	252,449	4,417	7.00%

Interest-bearing liabilities:
Deposits	228,802	2,315	4.05%	199,658	1,571	3.15%
FHLB advances	28,305	357	5.05%	42,464	497	4.68%
Securities sold under agreement
to repurchase	2,016	21	4.10%	2,440	23	3.71%
ESOP note payable	-	-	-	412	7	6.40%
Total interest-bearing
liabilities	$259,123	2,693	4.16%	244,974	2,098	3.43%

Net interest income before
provision for loan losses		$2,551			2,319

Interest rate spread			2.95%			3.57%

Net earning assets	$35,935			7,475

Net yield on average
interest-earning assets			3.46%			3.67%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	113.87%			103.05%

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

The provision for loan losses was $267,000 and $215,000 for the three months ended June 30, 2007 and 2006, respectively.  The provision for the three months ended June 30, 2007 is primarily due to an increase in loans receivable. For the three months ended June 30, 2006, the provision of $215,000 was also primarily due to an increase in total loans receivable and to a lesser extent loan charge-offs.    The allowance for loan losses as a percentage of total loans increased to 1.11% as of June 30, 2007, as compared to 1.10% as of March 31, 2007.   In July 2007, we recovered $505,000 on 34 one to four family loans that resulted in losses in 2005 and 2006.

LIBERTY BANCORP, INC.
Noninterest income

	Three Months Ended
	June 30,
	2007	2006	% Change
Loan service charges	$20,450	14,006	46.0%
Gain on sale of loans	73,875	56,098	31.7
Change in cash surrender value of BOLI	3,984	-	100.0
Deposit account service charges	264,918	262,434	0.9
	$363,227	332,538	9.2

Noninterest income increased for 2007 due to increases in gain on sale of loans.

During the three months ended June 30, 2007 and 2006, we originated loans for sale to secondary market investors of $6.0 million and $6.0 million, respectively.  We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Three Months Ended
	June 30,
	2007	2006	% Change
Compensation and benefits	$1,147,174	1,006,536	14.0%
Occupancy expense	145,724	125,878	15.8
Equipment and data processing expense	195,464	185,188	5.5
Operations from foreclosed real estate, net	106,292	66,911	58.9
Federal deposit insurance premiums	6,842	5,914	15.7
Professional and regulatory services	99,791	74,472	34.0
Advertising	66,358	117,536	(43.5)
Correspondent banking charges	65,183	65,697	(0.8)
Supplies	30,955	28,506	8.6
Other	169,353	156,162	8.4
	$2,033,136	1,832,800	10.9

Noninterest expense increased from $1.8 million for the three months ended June 30, 2006 to $2.0 million for the comparable period in 2007.    Compensation and benefit expense increased primarily due to salary increases, increased ESOP expense, stock option and restricted stock award expense.   Occupancy expense increased due to higher real estate taxes on branch offices. Expenses from operations from foreclosed real estate, net increased primarily due to net losses recognized on certain properties.   Professional services increased primarily due to higher legal and supervisory exam expenses. Advertising expense decreased primarily due to the renegotiation of direct mail advertising costs, lower promotional expenses and expenses that related to the Bank’s name change that were expensed in the three months ended June 30, 2006, but did not recur in the comparable three month period in 2007.  Other expenses increased due primarily to stock registrar costs and charitable contributions, partially offset by lower casualty insurance and data line expense.

LIBERTY BANCORP, INC.
Income Taxes

Income taxes decreased for the three months ended June 30, 2007 due to a lower effective tax rate, partially offset by higher earnings before income taxes.  The effective rate for the three months ended June 30, 2007 was 33.9%, compared to 35.3% for the three months ended June 30, 2006, due to an increase in non-taxable municipal bond income.

Results of Operations for the Nine Months Ended June 30, 2007 and 2006

Selected Financial Data

	Nine Months Ended
	June 30,
	2007	2006		% Change
Net earnings	$1,339,080	994,815		34.6%
Return on assets	0.59%	0.52%		13.5
Return on average stockholders' equity	3.63%	6.26%		(42.0)
Stockholders' equity-to-assets ratio	16.25%	8.24%		97.2
Dividend payout ratio	25.98%	33.22%	(1)	(21.8)

(1) Represents dividends paid to minority shareholders only as a percent of net earnings.
Does not include dividends waived by Liberty Savings Mutual Holding Company.

Net Earnings

Net earnings increased from $995,000 for the nine months ended June 30, 2006 to $1.3 million for the nine months ended June 30, 2007.  Net earnings increased due primarily to higher net interest income, a lower provision for loan losses, partially offset by higher noninterest expense and higher income tax expense.

Net Interest Income

Net interest income before the provision for loan losses increased from $6.4 million for the nine months ended June 30, 2006 to $7.6 million for the nine months ended June 30, 2007.   This change in net interest income was due primarily to an increase in net earning assets, partially offset by a lower interest rate spread.  Our interest rate spread was 3.41% for the nine months ended June 30, 2006 and 3.04% for the nine months ended June 30, 2007.  The average yield on interest-earning assets and the average cost of interest-bearing liabilities increased 46 and 83 basis points, respectively, for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.  We have funded loan growth since March 2006 primarily through short-term certificate of deposit and money market accounts and proceeds raised in the stock offering.  In addition, a portion of the proceeds from the issuance of common stock was invested in Federal agency obligations.

Interest income on loans receivable increased from $10.2 million for the nine months ended June 30, 2006 to $12.6 million for the comparable period in 2007. The increase is attributable to a higher average balance and average yield.  Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a higher average yield.  Interest income on securities increased from $809,000 to $1.5 million for the comparable nine month periods due to a higher average balance and average yield.  Interest income on other interest-earning assets also increased due to a higher average balance and average yield.

Interest expense on deposits increased by $2.1 million for the nine months ended June 30, 2007 compared to the same period in 2006, as a result of a higher average balance and average rate.  We attracted certificate accounts through the offering of specials and money market accounts with the introduction of new money market products. The weighted-average rate on deposits increased from 2.98% for the nine months ended June 30, 2006 to 3.94% for the comparable 2007 period.  The average balance on deposits increased from $192.6 million for the nine months ended June 30, 2006 to $216.9 million for the nine months ended June 30, 2007.  Interest expense on FHLB advances decreased due to a lower average balance, partially offset by a higher average rate.

LIBERTY BANCORP, INC.
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

	Nine Months Ended June 30,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$212,213	12,590	7.91%	182,126	10,182	7.45%
Mortgage-backed securities	22,874	720	4.20%	25,485	751	3.93%
Securities	42,167	1,474	4.66%	27,222	809	3.96%
Other interest-earning assets	6,622	246	4.95%	5,469	161	3.93%
Total interest-earning assets	283,876	15,030	7.06%	240,302	11,903	6.60%

Interest-bearing liabilities:
Deposits	216,901	6,412	3.94%	192,567	4,300	2.98%
FHLB advances	28,184	990	4.68%	35,847	1,153	4.29%
Securities sold under agreement
to repurchase	2,205	59	3.59%	2,104	48	3.03%
ESOP note payable	-	-	-	398	20	6.65%
Total interest-bearing
liabilities	$247,290	7,461	4.02%	230,916	5,521	3.19%

Net interest income before
provision for loan losses		$7,569			6,382

Interest rate spread			3.04%			3.41%

Net earning assets	$36,586			9,386

Net yield on average
interest-earning assets			3.56%			3.54%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	114.79%			104.06%

LIBERTY BANCORP, INC.

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

The provision for loan losses was $465,000 and $685,000 for the nine months ended June 30, 2007 and 2006, respectively.  The provision for the nine months ended June 30, 2007 is primarily due to an increase in gross loans.  For the nine months ended June 30, 2006, the provision of $685,000 was primarily due to an increase in total loans receivable and to a lesser extent loan charge-offs.  The allowance for loan losses as a percentage of total loans increased to 1.11% as of June 30, 2007, as compared to 1.08% as of September 30, 2006.  The increase in the ratio of the allowance to total loans was due to the increased allowance for classified loans and the changing composition of the loan portfolio with greater emphasis on loans with higher risk factors, which require higher reserve percentages.

Noninterest income

	Nine Months Ended
	June 30,
	2007	2006	% Change
Loan service charges	$70,173	55,529	26.4%
Gain on sale of loans	180,440	146,236	23.4
Change in cash surrender value of BOLI	3,984	-	100.0
Deposit account service charges	748,689	707,165	5.9
	$1,003,286	908,930	10.4

Noninterest income increased for 2007 due to higher gains on sale of loans and deposit account service charges.

During the nine months ended June 30, 2007 and 2006, we originated loans for sale to secondary market investors of $15.6 million and $13.4 million, respectively.  We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Nine Months Ended
	June 30,
	2007	2006	% Change
Compensation and benefits	$3,319,374	2,829,629	17.3%
Occupancy expense	466,488	370,330	26.0
Equipment and data processing expense	595,508	534,408	11.4
Operations from foreclosed real estate, net	275,932	73,324	276.3
Federal deposit insurance premiums	19,684	17,696	11.2
Professional and regulatory services	322,954	211,210	52.9
Advertising	218,035	294,568	(26.0)
Correspondent banking charges	192,139	187,507	2.5
Supplies	97,766	111,839	(12.6)
Other	546,884	456,933	19.7
	$6,054,764	5,087,444	19.0

LIBERTY BANCORP, INC.

Noninterest expense increased from $5.1 million for the nine months ended June 30, 2006 to $6.1 million for the comparable period in 2007.    Compensation and benefit expense increased primarily due to the opening of a new branch office in Kansas City, Missouri during January 2006, salary increases, increased ESOP expense and stock option and restricted stock award expense.   Occupancy expense increased primarily due to the costs related to the new branch, with the largest of these expenses related to real estate taxes.  Equipment and data processing expense increased due to higher depreciation expense due to the new branch, higher data processing and website expense, repairs and maintenance and increased service agreement expense.  Expenses from operations from foreclosed real estate, net increased primarily due to net losses recognized on the sale of certain properties.  Professional services increased due to higher legal, audit, consulting and supervisory exam expenses.  Advertising expense decreased primarily due to the renegotiation of direct mail advertising costs, a general decrease in advertising, and expenses that related to the Bank’s name change that were expensed in the nine months ended June 30, 2006, but did not recur in the comparable nine month period in 2007.  No new branches were opened during the nine months ended June 30, 2007, which resulted in lower supplies expense.  Other expenses increased due primarily to stock registrar costs, and higher data line expense as a result of new branches and adding increased capacity.

Income Taxes

Income taxes increased for the nine months ended June 30, 2007 due to higher earnings before income taxes and a higher effective tax rate.  The effective rate for the nine months ended June 30, 2007 was 34.7% compared to 34.5% for the nine months ended June 30, 2006.

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

Information as of June 30, 2007 concerning the Company’s exposure to market risk has not changed significantly from that disclosed under “Interest Rate Risk Management” in the Company's Form 10-K for the year ended September 30, 2006 filed with the Securities and Exchange Commission on December 26, 2006.

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

LIBERTY BANCORP, INC.

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II –OTHER INFORMATION

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

Item 1A – Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2006 filed with the Securities and Exchange Commission on December 26, 2006.  As of June 30, 2007, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2007.

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
	(a)	(b)	Shares (or Units)	Dollar Value) of
	Total Number	Average Price	Purchased as	Shares (or Units)
	of Shares	Paid per	Part of Publicly	That May Yet Be
	(or Units)	Share	Announced Plans	Purchased Under the
Period	Purchased	(or unit)	or Programs	Plans or Programs (1)

April 1, 2007
through April 30, 2007	2,000	$10.85	2,000	13,649

May 1, 2007
through May 31, 2007	13,469	$10.87	13,469	180

June 1, 2007
through June 30, 2007	-	$-	-	180

LIBERTY BANCORP, INC.

(1)	In February 2007, the Company approved the Liberty Bancorp, Inc. 2007 Equity Incentive Plan under which 125,649 shares may be issued as restricted stock through open-market purchases.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

(a)	Exhibits:
		31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
		31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
		32:	Section 1350 Certifications

LIBERTY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BANCORP, INC.
(Registrant)

	BY:	/s/ Brent M. Giles
DATE: August 14, 2007		Brent M. Giles, President and Chief Executive Officer
(Duly Authorized Officer)

	BY:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)