Form 10-K
period 2007-09-30
LIBERTY BANCORP INC
filed 2007-12-28
CIK 1353268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2007
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission file number: 0-51992

LIBERTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	20-4447023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 West Franklin Street, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (816) 781-4822

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of March 31, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $32,886,515, based upon the $11.04 closing price of the registrant’s common stock as quoted on the Nasdaq Capital Market on that date.

The number of shares outstanding of the registrant’s common stock as of December 20, 2007 was 4,440,957.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year ended September 30, 2007.
(Parts II and III)

2.	Portions of the Proxy Statement for registrant’s 2008 Annual Meeting of Stockholders. (Part III)

This report contains “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts; rather, they are statements based on Liberty Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

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

The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”), its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), its deposit insurer. The Bank has been a member of the Federal Home Loan Bank System since its inception and is a member of the Federal Home Loan Bank of Des Moines.

Our website address is www.banklibertykc.com. Information on our website should not be considered a part of this Form 10-K.

Market Area

The Bank’s home office is located in the city of Liberty, Missouri, which is in Clay County, Missouri. In addition to our main office, Bank Liberty operates six full-service branch offices in the Kansas City, Missouri metropolitan area.

We operate primarily in the northern portion of the Kansas City metropolitan area, which is experiencing relatively strong population and economic growth. The offices are located in four different counties, including two branches each in Clay and Platte Counties and single branches in Clinton and Jackson counties. All of the counties are included in the Kansas City metropolitan area.

The following table sets forth demographic information for 2007, according to a recent census report, regarding the counties in which our offices are located.

County	Approximate Population	Population Growth Since 2000	Per Capita Income	Median Income	Unemployment Rate

Clay	207,000	12.5%	$23,144	$54,021	4.2%
Platte	83,000	12.5	26,356	61,030	3.7
Clinton	21,000	8.9	19,056	46,495	4.9
Jackson	664,000	1.4	20,788	42,351	5.5

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

Competition

We face significant competition for the attraction of deposits and origination of loans. At June 30, 2007, which is the most recent date for which data is available from the FDIC, we held approximately 14.0%, 0.2%, 5.0% and 5.0% of the deposits in Clinton, Jackson, Platte and Clay Counties, respectively, which was the third largest market share out of eight financial institutions with offices in Clinton County, the 27th largest market share out of 49 financial institutions with offices in Jackson County, the ninth largest market share out of 21 financial institutions with offices in Platte County and the sixth largest market share out of 32 financial institutions with offices in Clay County. In addition, large national or regional bank holding companies operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Construction Lending. Construction loans constitute the largest portion of our loan portfolio. At September 30, 2007, our loan portfolio included $125.8 million in loans secured by properties under construction, with such loans representing 47.1% of our total loan portfolio at that date. Our construction lending has traditionally involved single-family residential lending to builders where the residences being built have not been sold prior to commencement of construction, known as “spec” construction lending, and to custom homebuilders. In 2007, we have increased our loans for the acquisition and development of land and loans to fund the construction of commercial and multi-family buildings.

Our construction loans are secured by the following types of real estate:

	At September 30,
	2007	2006
	(In thousands)

Single-family, spec	$29,331	$37,765
Single-family, custom built	7,098	12,252
Multi-family, 5 or more units	1,495	—
Development	36,408	23,961
Commercial	51,020	25,174
Other	445	607
Total	$125,797	$99,759

We originate spec loans only to builders with experience building and selling spec single-family residences. Our spec residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. Spec loans generally can be made with a maximum loan-to-value ratio of 85% of the appraised value or 100% of the cost of the project, whichever is less. Interest rates on residential construction loans are set at the prime rate plus a margin, and adjust with changes in the prime rate. We also generally charge a fee for residential construction loans. At September 30, 2007, loans for the construction of spec sale homes totaled $29.3 million, or 11.0% of our total loan portfolio and 23.3% of our portfolio of construction loans. At September 30, 2007, the largest spec loan was for $699,387, $340,878 of which was outstanding. This loan was performing according to its terms at September 30, 2007. At September 30, 2007, our largest outstanding indebtedness to a single builder for spec loans totaled $2.4 million. Two of the thirteen loans to this builder were performing in accordance with their terms at September 30, 2007 and the remaining loans were 30 days past due.

We also originate construction loans for customers to have their personal residences custom-built. We do not approve loans to customers acting as their own builder for their residences. A custom-build project loan requires the use of an approved qualified general contractor experienced in home building and written approval for permanent financing. Custom-build project loans can be made with a maximum loan-to-value ratio of 85%. At September 30, 2007, the largest outstanding custom-build project loan was $756,000, of which $256,423 is outstanding. This loan was performing according to its terms at September 30, 2007.

We also make loans for the construction of non-single-family residential properties, including loans for the construction of multi-family residential properties such as condominiums and planned multi-family communities. We generally do not make non-residential construction loans in amounts that exceed a loan-to-value ratio of 85% where the value is determined by the fully improved, or completed project’s current appraised market value. These loans generally have an interest-only phase during construction, which is usually 12 to 24 months, and then convert to permanent financing. Disbursements of funds are at the sole discretion of the Bank and are based on the progress of construction. Interest rates and fees on non-residential construction projects are negotiated, but such loans generally carry adjustable rates of prime, plus a margin.

As part of our non-residential lending program, we offer loans to selected developers to acquire land and develop residential lots or commercial properties. At September 30, 2007, such loans amounted to $36.4 million, or 13.6% of our total loan portfolio. We make the loans with terms from 12 to 24 months, depending on the size of the project, at interest rates equal to the prime rate plus a negotiated margin of between 0.0% and 1.0% and that adjust daily with changes in the prime rate. We generally originate these loans at a loan-to-value ratio of the lesser of 75% of the appraised value of the security property or 100% of the cost. Loans generally are structured so that the loan will be completely repaid after the developer has sold 75% of the lots being developed.

We require that development loans be reviewed by independent architects or engineers. Disbursements during the construction phase are based on monthly on-site inspections and approved certifications. We generally commit to provide the permanent financing on residential projects and usually require some minimum presale commitments. In the case of construction loans on commercial projects where we will provide the permanent financing, we usually require firm lease commitments on some portion of the property under construction from qualified tenants for a period covering the duration of the loan and usually also require rent assignments in an amount sufficient to satisfy debt service requirements. At September 30, 2007, our largest development loan outstanding was a $9.1 million loan for the development of a commercial retail project. This loan was originated in December 2005. At September 30, 2007, this loan was performing in accordance with its terms and conditions.

For the fiscal year ended September 30, 2007, we originated $64.5 million in construction loans. A substantial amount of our construction loans, except loans to homebuilders, are structured to convert to permanent loans upon completion of construction, and typically have an initial construction loan term of 12 to 18 months prior to converting to a permanent loan. Loan proceeds are disbursed during the construction phase according to a draw schedule based on the actual work completed. Construction projects are inspected by our officers and, if warranted by the complexity of the project, an independent contractor. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios are based on each project’s appraised value.

Single-Family Residential Real Estate Lending.  Historically, our primary lending activity was the origination of conventional mortgage loans on single-family residential dwellings. However, in recent years, we have emphasized the origination of real estate construction and commercial real estate loans. As of September 30, 2007, loans on single-family one- to four-unit, residential properties accounted for $41.7 million, or 15.6%, of our loan portfolio.

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

We underwrite single-family residential loans with loan-to-value ratios of up to 85%. We require that title, hazard and, if appropriate, flood insurance be maintained on all properties securing real estate loans made by us. An independent licensed appraiser generally appraises all properties.

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

Multi-Family and Commercial Real Estate Lending. We offer fixed-rate and adjustable-rate mortgage loans secured by income-producing multi-family and commercial real estate. Our multi-family and commercial real estate loans generally are secured by improved property such as office buildings, retail centers, apartment buildings and churches which are located in our primary market area. At September 30, 2007, loans secured by multi-family properties, i.e., more than four units, amounted to $12.2 million, or 4.6% of our loan portfolio, and commercial (non-residential) real estate loans amounted to $57.2 million, or 21.4% of our loan portfolio. In the aggregate, multi-family and commercial real estate lending totaled approximately $69.4 million, or 26.0%, of our total loan portfolio at that date.

Multi-family and commercial real estate loans generally amortize over a period of from 15 to 25 years but usually mature in either three or five years. Multi-family and commercial real estate loans generally are made in amounts not exceeding 85% of the lesser of the appraised value or the purchase price of the property. While we offer adjustable-rate multi-family real estate loans and commercial real estate loans, most such loans have a fixed interest rate indexed to the three- or five-year treasury bill rate plus a margin. At September 30, 2007, our largest commercial real estate loan had an outstanding balance of $3.4 million, was secured by eight retail convenience stores and was performing in accordance with its terms. At September 30, 2007, our largest multi-family real estate loan had an outstanding balance of $1.2 million, was secured by a 65-unit apartment complex and was performing in accordance with its terms.

Consumer Lending. We have a consumer-lending program that primarily targets existing customers. The program emphasizes our commitment to community-based lending and is designed to meet the needs of consumers in our primary market area. Our consumer loans consist primarily of home equity loans and lines of credit, and, to a much lesser extent, automobile loans, loans secured by deposit accounts and other miscellaneous consumer loans. As of September 30, 2007, consumer loans constituted approximately $12.0 million, or 4.5%, of our total loan portfolio.

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

We generally offer home equity loans and home equity lines of credit with a maximum combined loan-to-value ratio of 100%, provided that loans in excess of 85% carry higher interest rates and are subject to stricter underwriting requirements.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest. At September 30, 2007, home equity loans and lines of credit totaled $10.7 million, or 4.0% of our loan portfolio.

The Bank makes loans secured by deposit accounts in amounts that may not exceed the account balance plus accrued interest at the due date. The interest rate is usually set at 2% above the rate being paid on the collateral deposit account with the account pledged as collateral to secure the loan. At September 30, 2007, loans secured by deposit accounts totaled $228,000, or 0.1% of our loan portfolio.

Our automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 60 months. We require that the vehicles be insured and that we be listed as mortgagee on the insurance policy. At September 30, 2007, automobile loans totaled $477,000, or 0.2% of our loan portfolio.

Commercial Lending. On a limited basis, we originate commercial business loans to small businesses in our market area. At September 30, 2007, commercial business loans totaled $18.0 million, or 6.7% of our total loan portfolio. We extend commercial business loans on a secured basis that generally are secured by inventory, business equipment, marketable securities and/or bonds and cash surrender value life insurance. We originate both fixed- and adjustable-rate commercial loans with terms generally up to five years based on the purpose of the loan. Interest rates on adjustable-rate commercial loans are usually based on the prime rate as published in The Wall Street Journal, plus a margin, and adjust as the prime rate changes. We also originate lines of credit to finance short-term working capital needs, with repayment from asset conversion in the normal course of business. Closed end credit lines are also provided for planned equipment purchases or other finite purposes.

When providing commercial business loans, we consider the borrower’s financial condition, the payment history on corporate and personal debt, debt service capabilities and actual and projected cash flows. In addition, the borrower’s inherent industry risks and the collateral value are analyzed. At September 30, 2007, our largest commercial loan was a $3.6 million loan secured by car hauling equipment. At September 30, 2007, this loan was performing in accordance with its terms.

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

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than single-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the project’s cash flow potential. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and nonresidential real estate loans. In reaching a decision on whether to provide a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of net operating income before debt service to debt service) of at least 1.20x. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.

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

We sell in the secondary market substantially all fixed-rate single-family mortgage loans we originate that conform to Fannie Mae and Freddie Mac guidelines. These loans are sold with servicing released. We also sell participation interests in loans to local financial institutions, primarily on the portion of loans that exceed our borrowing limits. We sold $4.6 million, $8.75 million and $9.1 million of participation interests in loans during the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

In fiscal 2007, we purchased participation interests, primarily in commercial real estate loans. The aggregate outstanding balance of all such purchased loans totaled $7.9 million at September 30, 2007. We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we receive periodic updates on the loan from the lead lender. We have not historically purchased any whole loans. However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

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

Loans to One Borrower. At September 30, 2007, the maximum amount that the Bank could have loaned to any one borrower under the 30%, 25% and 15% limits of risk-based capital was approximately $11.7 million, $9.7 million and $5.8 million, respectively. At that date, our largest lending relationship totaled $9.9 million and consisted of loans secured by commercial real estate. The loans were performing according to their original terms at September 30, 2007. See “Regulation and Supervision—Lending Limits” for further discussion of loans to one borrower lending limits.

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

Investment Activities

Mortgage-Backed Securities. We invest in mortgage-backed securities primarily issued or guaranteed by the United States government or an agency thereof. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Ginnie Mae, Freddie Mac and Fannie Mae. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying interest rates and maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgages. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, are passed on to the certificate holder. Historically, we have invested in adjustable-rate and short-term (five- to seven-year maturities) mortgage-backed securities to supplement local loan originations, as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans. However, in recent years, we have purchased primarily five- to seven-year balloon issues and fixed-rate 15-year issues, and, to a lesser extent, collateralized mortgage obligations. At September 30, 2007, our mortgage-backed securities totaled $19.3 million.

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

For information regarding the carrying values and market values and other information for our mortgage-backed securities and other securities, see notes 1, 3 and 4 of the notes to consolidated financial statements included in the 2007 Annual Report to Stockholders.

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

Borrowings. Retail deposits historically have been the primary source of funds for our lending and investment activities and for our general business activities. We also use advances from the Federal Home Loan Bank of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Des Moines and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances from the Federal Home Loan Bank of Des Moines are secured by our stock in the Federal Home Loan Bank of Des Moines, a portion of mortgage loans and certain securities. Advances from the Federal Home Loan Bank of Des Moines totaled $26.4 million at September 30, 2007, with a weighted average interest rate of 5.08%, and had maturity dates which varied up to September 2012.

We also borrow funds pursuant to the Federal Home Loan Bank’s Community Investment Program, which funds are used to make loans to low and moderate income borrowers at rates established pursuant to the program. Community Investment Program advances amounted to $2.0 million at September 30, 2007. During the years ended September 30, 2007, 2006 and 2005, we did not borrow any funds pursuant to the Community Investment Program.

In addition, we borrow funds pursuant to agreements to repurchase. Securities sold under agreements to repurchase are customer funds that are invested overnight in mortgage-related securities. These types of accounts are often referred to as sweep accounts and reprice daily.

Personnel

As of September 30, 2007, the Bank had 74 full-time and 16 part-time employees. The employees are not represented by a collective bargaining group. We consider our relations with our employees to be excellent.

Executive Officers

The executive officers of the Company are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his position for at least five years. The ages presented are as of September 30, 2007. The executive officers are:

Name	Age	Position

Brent M. Giles	40	President and Chief Executive Officer of the Company and the Bank
Marc J. Weishaar	46	Senior Vice President and Chief Financial Officer of the Company and the Bank
Mark E. Hecker	41	Senior Vice President and Chief Lending Officer of the Bank

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

Subsidiaries

As of September 30, 2007, the Bank was the Company’s only subsidiary. The Bank is wholly owned by the Company.

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

Regulatory Capital Requirements. Under OTS capital standards, savings institutions must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” or “Tier 1” capital equal to 4% (or 3% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and a combination of core and “supplementary” capital equal to 8% of “risk-weighted” assets. In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated CAMELS 1 under the OTS examination rating system). See “―Prompt Corrective Regulatory Action.” For purposes of this regulation, Tier 1 capital has the same definition as core capital, i.e., common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. Core capital is generally reduced by the amount of the savings institution’s intangible assets. Limited exceptions to the deduction requirement are provided for certain mortgage servicing rights and credit card relationships. Tangible capital is given the same definition as core capital and is reduced by the amount of all the savings institution’s intangible assets with only a limited exception for certain mortgage servicing rights.

Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At September 30, 2007, the Bank had no such investments.

Adjusted total assets include a savings institution’s total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution’s investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill. At September 30, 2007, the Bank’s adjusted total assets for purposes of core and tangible capital requirements were $331.5 million.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital. Supplementary capital includes certain preferred stock issues, certain approved subordinated debt, specified other capital instruments, a portion of the savings institution’s general loss allowances and up to 45% of unrealized gains of equity securities. Total core and supplementary capital are reduced by the amount on capital instruments held by other depository institutions pursuant to reciprocal arrangements and all equity investments. At September 30, 2007, the Bank had no equity investments for which OTS regulations require a deduction from total capital.

The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages with specified loan-to-value ratios that are not more than 90 days past due are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight. As of September 30, 2007, the Bank’s risk-weighted assets were approximately $258.4 million.

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2007.

	Amount	Percent of Assets (1)
	(Dollars in thousands)

Tangible capital	$35,942	10.8%
Tangible capital requirement	4,973	1.5
Excess	30,969	9.3

Tier 1/core capital	35,942	10.8
Tier 1/core capital requirement (2)	13,260	4.0
Excess	22,682	6.8

Tier 1/risk-based capital	35,942	13.9
Tier 1/risk-based capital requirement	10,335	4.0
Excess	25,607	9.9

Total risk-based capital	38,953	15.1
Total risk-based capital requirement	20,669	8.0
Excess	18,284	7.1

(1)	Based upon adjusted total assets for purposes of the tangible capital and core capital requirements, and risk- weighted assets for purposes of the risk-based capital requirements.
(2)	Reflects the capital requirement that we must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

At September 30, 2007, the Bank exceeded all regulatory minimum capital requirements.

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

	Well Capitalized	Adequately Capitalized		Undercapitalized		Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more		Less than 8.0%		Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more		Less than 4.0%		Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more	*	Less than 4.0%	*	Less than 3.0%

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

At September 30, 2007, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL Test.

Dividend Restrictions. Under OTS regulations, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Bank’s conversion to stock form.

OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or (c) like the Bank, the institution is a subsidiary of a holding company. A savings institution must apply to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution’s total distributions for the calendar year exceeds the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

Safety and Soundness Standards. By statute, each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the OTS, have released Interagency Guidelines Establishing Standards for Safety and Soundness establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. Additionally, the federal banking agencies have established standards relating to the asset quality and earnings that the agencies determine to be appropriate. Under these guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets, as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. The federal banking agencies have also issued guidelines for information security. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable compliance plan to the OTS within 30 day of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank substantially meets all the standard adopted in the interagency guidelines, and therefore does not believe that these regulatory standards have materially affected the Bank’s operations.

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

Lending Limits.  With certain limited exceptions, the maximum amount that a savings institution may lend to any borrower outstanding at one time may not exceed 15% of the unimpaired capital and surplus of the institution. Loans and extensions of credit fully secured by specified readily marketable collateral (having a market value at least equal to the funds outstanding) may comprise an additional 10% of unimpaired capital and surplus. Under the OTS Pilot Program, the Bank can originate certain one-to-four family loans and commercial real estate and non-real estate loans to any one borrower up to 25% of impaired capital and surplus of the institution. Savings institutions are additionally authorized to make loans to one borrower, for any purpose: (i) in an amount not to exceed $500,000; or (ii) by order of the Director of OTS, in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided: (a) the purchase price of each single-family dwelling in the development does not exceed $500,000; (b) the savings institution is and continues to be in compliance with regulatory capital requirements; (c) the loans comply with applicable loan-to-value requirements; and (d) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; or (iii) loans to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith, not to exceed 50% of unimpaired capital and surplus of the institution.

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

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. Federal law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further restricted as to types and amounts that are permissible.

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

Assessments. Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by the Bank for the fiscal year ended September 30, 2007 totaled $76,491.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No insured institution may make a capital distribution if in default of its FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit approximates $154,000. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and for the quarter ended September 30, 2007, the annualized FICO assessment was equal to 1.14 basis points for each $100 in domestic deposits maintained by the Bank.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Des Moines, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines. The Bank was in compliance with this requirement with investment in Federal Home Loan Bank of Des Moines stock at September 30, 2007 of $1,531,200. The Federal Home Loan Bank of Des Moines serves as a reserve or central bank for its member institutions within its assigned district. It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the Federal Home Loan Bank of Des Moines. Long-term advances may be used for the purpose of funding loans to residential housing finance, small businesses, small farms and small agri-businesses. At September 30, 2007, the Bank had $26.4 million in advances outstanding from the Federal Home Loan Bank of Des Moines. See “Business―Deposit Activity and Other Sources of Funds―Borrowings.”

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. The Bank must maintain reserves equal to 3% on transaction accounts of over $8.5 million up to $48.3 million, plus 10% on the remainder. These requirements are subject to adjustment annually by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2006, the Bank met its reserve requirements applicable at that time.

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

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions. The Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to Liberty Bancorp. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

State Taxation

Missouri Taxation. The Company and Bank file Missouri income tax returns. Missouri-based thrift institutions are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7.0% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax. In January 2006, the Bank completed a routine sales/use tax return audit for the year ended June 30, 2005, under which we were found to owe no additional funds. The Company is subject to the regular state corporate income tax at the rate of 6.25% of taxable income derived from Missouri sources.

ITEM 1A. Risk Factors

Our emphasis on construction, commercial and multi-family real estate lending and commercial business lending may expose us to increased lending risks.

At September 30, 2007, we had $125.8 million in real estate construction loans, $57.2 million in commercial real estate loans, $12.2 million in multi-family loans and $18.0 million in commercial business loans, which represented 47.12%, 21.44%, 4.57% and 6.72%, respectively, of our total loan portfolio.  Moreover, we intend to increase our emphasis on commercial real estate, multi-family, commercial and multi-family real estate construction and commercial business lending. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. Nonperforming assets totaled $5.1 million, or 1.53% of total assets, at September 30, 2007, which was a decrease of $703,000, or 12.1%, from $5.8 million, or 2.02% of total assets, at September 30, 2006. Nonperforming assets at September 30, 2007 consisted of $3.4 million in non-accrual loans and $1.7 million in foreclosed real estate. At September 30, 2007, non-accrual loans consisted of $1.9 million in real estate construction loans, $104,000 in single-family loans and one land development loan totaling $1.4 million.

At September 30, 2007, we had no loans which were not currently classified as non-accrual, 90 days past due, restructured or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due, restructured or impaired.

Our loan portfolio has significant concentrations among a small number of borrowers; as a result, we could be adversely affected by difficulties experienced by a small number of borrowers.

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if a small number of our borrowers are unable to repay their loans to us. At September 30, 2007, we had 31 borrowers with aggregate loan balances exceeding 5.0% of our consolidated stockholders’ equity at that date. Loans to these borrowers aggregated $152.0 million, which represented 56.9% of our total loan portfolio at that date. These loans primarily are residential real estate development, residential real estate construction or commercial real estate loans. Aggregate loan balances to these customers ranged from $2.6 million to $9.9 million for our largest borrower. While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

A downturn in the local economy or a decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Kansas City metropolitan area.  In addition, through our portfolio of real estate construction loans, which includes loans to acquire land for development of residential property and loans to builders for the construction of residences, we have significant exposure to the residential construction market in the Kansas City metropolitan area. As a result, a downturn in the local economy, and, particularly, a downturn in the residential construction industry, could cause significant increases in non-performing loans, which would adversely affect our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively affect our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  For a discussion of our market area, see “Item 1. Business – Market Area.”

Strong competition within our market area could hurt our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. See “Item 1. Business – Competition.”

We will incur additional expenses relating to our strategic plan to expand through de novo branching in the Kansas City metropolitan area.

We opened one new branch in Independence, Missouri in May 2005, a second new branch in Kansas City, Missouri in January 2006 and a third new branch in Gladstone, Missouri in September 2007.  We anticipate that over the next three to five years, based on and subject to local market conditions, we will open additional branch offices in suburban Kansas City growth areas that complement our existing branch network. In connection with the expansion of our branch network, we intend to hire additional lending and other employees to support our expanded infrastructure.

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

Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate from 1.25% at June 30, 2004 to 4.25% at December 11, 2007. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our loans and investments, we would experience a further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Conversely, if short-term interest rates decline and if rates on our loans and investments reprice downward faster than our rates on deposits, then we would also experience a further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. Our interest rate risk models project that, based on a variety of assumptions, in the event of an immediate 200 basis point increase in interest rates our estimated net portfolio value, which represents the market value of our assets minus the market value of our liabilities, would be expected to decrease by 13.0%. Conversely, in the event of an immediate 200 basis point decrease in interest rates our estimated net portfolio value would be expected to increase by 9.0%.

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

ITEM 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth the location and certain additional information regarding The Bank’s offices at September 30, 2007, all of which it owns.

	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Deposits as of September 30, 2007		Net Book Value as of September 30, 2007
					(In thousands)
Main Office:

16 West Franklin Liberty, Missouri	1955	6,000	N/A	Owned	$86,288	(1)	$645

Branch Offices:

Hwy. 92 & Bello Mondo Drive Platte City, Missouri	1973	1,500	N/A	Owned	27,447		311

1206 West Clay Plattsburg, Missouri	1974	1,650	N/A	Owned	31,511		115

9200 N.E. Barry Rd. Kansas City, Missouri	2001	6,160	N/A	Owned	49,863		2,839

4315 S. Noland Road Independence, Missouri	2005	3,000	N/A	Owned	32,914		1,287

8740 N. Ambassador Drive Kansas City, Missouri	2006	5,000	11/30/2021	Leased (2)	23,202		1,220

6410 N. Prospect Gladstone, Missouri	2007	4,000	N/A	Owned	1,080		2,328
					$252,305		$8,745
______________________________________________________________________

(1) Includes $14.0 million in brokered deposits serviced at the Bank’s main office.
(2) The lease is on the land only. The branch building is owned by the Bank.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for Liberty Bancorp’s common equity and related stockholder matters is incorporated herein by reference to the section captioned “Common Stock” in Liberty Bancorp’s 2007 Annual Report to Stockholders.

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2007 through July 31, 2007	N/A	N/A	N/A	N/A

August 1, 2007 through August 31, 2007 (1)	N/A	N/A	N/A	N/A

September 1, 2007 through September 31, 2007	N/A	N/A	N/A	N/A

_______________________
(1)	On August 6, 2007, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 476,119 shares of the Company’s common stock.

Item 6.  Selected Financial Data.

The information required by this item is incorporated herein by reference to the section captioned “Selected Financial Highlights” in Liberty Bancorp’s 2007 Annual Report to Stockholders.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information regarding management’s discussion and analysis of financial condition and results of operation is incorporated herein by reference to Liberty Bancorp’s 2007 Annual Report to Stockholders in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management” in Liberty Bancorp’s 2007 Annual Report to Stockholders.

Item 8.   Financial Statements and Supplementary Data

The financial statements required by this item are incorporated by reference to the Company’s audited consolidated financial statements and the notes thereto found in Liberty Bancorp’s 2007 Annual Report to Stockholders.

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

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of Liberty Bancorp and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Liberty Bancorp’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and to Part I, Item 1, “Description of Business—Executive Officers” of this Annual Report on Form 10-K.

Liberty Bancorp has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

(d) Equity Compensation Plan Information

The following table sets forth information as of September 30, 2007 about Company common stock that may be issued under the Liberty Bancorp, Inc. 2007 Equity Incentive Plan. The plan was approved by the Company’s stockholders on February 5, 2007.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	198,550	$11.27	26,290

Equity compensation plans not approved by security holders	—	—	—

Total	198,550	$11.27	26,290

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement. The information regarding director independence is incorporated herein by reference to the section captioned “Proposal 1—Election of Directors” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The financial statements filed as a part of this report are as follows:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of September 30, 2007 and 2006
•	Consolidated Statements of Earnings for the Years Ended September 30, 2007, 2006 and 2005
•	Consolidated Statements of Comprehensive Earnings for the Years Ended September 30, 2007, 2006 and 2005
•	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005
•	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)	Exhibits

3.1	Articles of Incorporation of Liberty Bancorp (1)
3.2	Bylaws of Liberty Bancorp (1)
4.0	Specimen Stock Certificate of Liberty Bancorp, Inc. (1)
10.1*	Amended and Restated Liberty Savings Bank, F.S.B. Employee Stock Ownership Plan (1)
10.2*	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)
10.3*	BankLiberty and Liberty Bancorp, Inc. Employment Agreement with Brent M. Giles (1)
10.4*	BankLiberty Change in Control Agreement with Marc J. Weishaar (1)
10.5*	BankLiberty Change in Control Agreement with Mark E. Hecker (1)
10.6*	Liberty Savings Bank Directors’ Retirement Plan (1)
10.7*	Liberty Bancorp, Inc. 2003 Incentive Equity and Deferred Compensation Plan, as Amended and Restated (2)
10.8*	Liberty Bancorp, Inc. 2007 Equity Incentive Plan (3)
13.0	Annual Report to Stockholders
14.0	Code of Ethics (4)
21.0	List of Subsidiaries
23.0	Consent of Michael Trokey & Company, P.C.
31.0	Rule 13a-14 Certifications
32.0	Section 1350 Certification

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Company’s Registration Statement on Form S-1, as amended (File No. 333-133849) initially filed with the Securities and Exchange Commission on May 5, 2006.
(2)	Incorporated by reference to the Company’s Form S-8 filed on August 14, 2006.
(3)	Incorporated by reference to the Company’s Form S-8 filed on February 8, 2007.
(4)	Incorporated by reference to the Company’s 2006 Annual Report on Form 10-K, as amended, initially filed with the Securities and Exchange Commission on December 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BANCORP, INC.

Date: December 28, 2007	By:	/s/ Brent M. Giles
Brent M. Giles
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brent M. Giles	Date: December 28, 2007
Brent M. Giles
Chief Executive Officer and Director
(Principal Executive Officer)
By:	/s/ Marc J. Weishaar	Date: December 28, 2007
Marc J. Weishaar
Chief Financial Officer
(Principal Financial and Accounting Officer)
By:	/s/ Daniel G. O’Dell	Date: December 28, 2007
Daniel G. O’Dell
Chairman of the Board
By:	/s/ Ralph W. Brant, Jr.	Date: December 28, 2007
Ralph W. Brant, Jr.
Director
By:	/s/ Robert T. Sevier	Date: December 28, 2007
Robert T. Sevier
Director
By:	/s/ Steven K. Havens	Date: December 28, 2007
Steven K. Havens
Director