Form 10-Q
period 2007-12-31
LIBERTY BANCORP INC
filed 2008-02-14
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

 X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to_________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

(Do not check if a smaller reporting company.)  ___ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class
Outstanding February 6, 2008

 Common Stock, par value $0.01 per share
4,094,203

LIBERTY BANCORP, INC.
FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2007

LIBERTY BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Consolidated Balance Sheets
(Unaudited)
December 31,
September 30,

       Assets
2007
2007

 Cash and due from banks
$10,092,694	6,502,289

 Federal funds sold
820,000	2,540,000

    Total cash and cash equivalents
10,912,694	9,042,289

 Securities available for sale - taxable, at market value (amortized cost of $32,711,157 and $34,950,041, respectively)
33,321,973	35,241,932

 Securities available for sale - non-taxable, at market value (amortized cost of $13,025,818 and $12,839,161, respectively)
12,998,230	12,740,587

 Mortgage-backed securities - available for sale, at market value

    (amortized cost of $18,469,176 and $19,620,825, respectively)
18,255,571	19,276,996

 Stock in Federal Home Loan Bank of Des Moines
2,563,900	1,531,200

 Loans receivable, net of allowance for loan losses

    of $2,916,766 and $3,010,904, respectively
236,377,552	232,307,925

 Loans held for sale
624,098	719,086

 Premises and equipment, net
9,530,295	8,744,846

 Bank-owned life insurance
8,209,942	8,101,192

 Foreclosed real estate, net
2,609,794	1,675,871

 Accrued interest receivable
2,023,813	2,055,814

 Other assets
1,683,827	1,748,249

       Total assets
$339,111,689	333,185,987

       Liabilities and Stockholders' Equity

 Deposits
$239,168,240	252,305,482

 Accrued interest payable
326,099	601,285

 Advances from FHLB
49,649,876	26,430,394

 Securities sold under agreement to repurchase
907,919	1,221,184

 Advances from borrowers for taxes and insurance
29,526	905,606

 Other liabilities
1,009,138	1,439,195

 Accrued income taxes
303,612	88,308

       Total liabilities
291,394,410	282,991,454

 Commitments and contingencies

 Stockholders' equity:

     Preferred stock, $0.01 par value;  1,000,000 shares

       authorized; shares issued and outstanding - none
-	-

 Common stock, $0.01 par value; 20,000,000 shares authorized;

       4,761,187 shares issued
47,612	47,612

    Treasury stock, at cost, 320,230 shares at December 31, 2007
(3,384,106)	-

 Additional paid-in capital
32,028,182	31,923,289

 Common stock acquired by ESOP
(644,640)	(701,309)

 Accumulated other comprehensive earnings (loss), net
311,801	(12,619)

 Retained earnings - substantially restricted
19,358,430	18,937,560

       Total stockholders' equity
47,717,279	50,194,533

       Total liabilities and stockholders' equity
$339,111,689	333,185,987

 See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings
(Unaudited)

Three Months Ended

December 31,

2007
2006

 Interest income:

    Loans receivable
$4,626,916	4,089,778

    Mortgage-backed securities
200,277	251,588

    Securities - taxable
449,422	382,528

    Securities - non-taxable
139,596	65,591

    Other interest-earning assets
57,737	86,207

       Total interest income
5,473,948	4,875,692

 Interest expense:

    Deposits
2,519,906	1,984,765

    Securities sold under agreement to repurchase
22,270	21,485

    Advances from FHLB
400,143	326,128

       Total interest expense
2,942,319	2,332,378

       Net interest income
2,531,629	2,543,314

 Provision for loan losses
180,000	32,000

       Net interest income after

           provision for loan losses
2,351,629	2,511,314

 Noninterest income:

    Loan service charges
25,379	30,812

    Gain on sale of loans
62,636	53,597

    Change in cash surrender value of BOLI
108,750	-

    Deposit account and other service charges
281,379	245,461

       Total noninterest income
478,144	329,870

 Noninterest expense:

    Compensation and benefits
1,174,890	1,044,728

    Occupancy expense
150,473	164,466

    Equipment and data processing expense
242,607	202,815

    Operations from foreclosed real estate, net
50,927	88,915

    Federal deposit insurance premiums
7,395	6,614

    Professional and regulatory services
108,265	94,668

    Advertising
58,668	89,284

    Correspondent banking charges
61,620	65,977

    Supplies
33,670	39,647

    Other
183,585	169,294

       Total noninterest expense
2,072,100	1,966,408

       Earnings before income taxes
757,673	874,776

 Income taxes
226,000	315,000

       Net earnings
$531,673	559,776

 Basic and diluted earnings per share
$0.12	0.12

 Dividends per share
$0.025	0.025

 See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Statements of Comprehensive Earnings
(Unaudited)

Three Months Ended

December 31,

2007
2006

 Net earnings
$531,673	559,776

 Other comprehensive earnings:

    Unrealized gain on securities and MBSs available for sale, net:

              Unrealized gains arising during the period, net of tax
327,685	228,115

    Amortization of unrecognized gain, net - SFAS No. 158
(3,265)	-

 Comprehensive earnings
$856,093	787,891

 See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended December 31,

2007
2006

 Cash flows from operating activities:

    Net earnings
$531,673	559,776

    Adjustments to reconcile net earnings to net

       cash provided by (used for) operating activities:

          Depreciation expense
145,415	115,700

          ESOP expense
78,808	79,902

          Stock option and incentive plan expense
82,754	20,099

          Amortization of premiums (discounts) on investments, net
(23,345)	(35,421)

          Amortization of deferred loan fees, net
(111,390)	(68,182)

          Provision for loan losses
180,000	32,000

          Loans held for sale - originated
(3,970,654)	(4,037,261)

          Loans held for sale - proceeds from sale
4,128,278	3,924,181

          Loss (gain) on foreclosed real estate, net
41,749	59,276

          Gain on sale of loans
(62,636)	(53,597)

          Increase in cash surrender value of bank-owned life insurance
(108,750)	-

          Decrease (increase) in:

               Accrued interest receivable
32,001	(104,934)

               Other assets
(128,028)	3,025

          Increase (decrease) in:

             Accrued interest on deposits and other liabilities
(708,508)	(47,565)

             Accrued income taxes
215,304	315,000

               Net cash provided by operating activities
322,671	761,999

 Cash flows from investing activities:

    Net change in loans receivable
(5,470,744)	(7,622,805)

    Mortgage-backed securities:

       Available for sale - principal collections
1,149,551	1,233,162

    Securities available for sale:

       Purchased
(222,330)	(3,535,981)

       Proceeds from maturity or call
2,300,000	2,130,450

   Proceeds from foreclosed real estate, net
356,835	762,004

   Purchase of stock in FHLB of Des Moines
(1,234,600)	-

   Redemption of stock in FHLB of Des Moines
201,900	517,100

   Purchase of premises and equipment
(930,864)	(132,433)

              Net cash provided by (used for) investing activities
$(3,850,252)	(6,648,503)

(continued)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended December 31,

2007
2006

 Cash flows from financing activities:

    Net increase (decrease) in deposits
$(13,137,242)	16,394,414

    Increase (decrease) in advances from

       borrowers for taxes and insurance
(876,080)	(745,752)

    Proceeds from advances from the FHLB
132,850,000	30,400,000

    Repayment of advances from the FHLB
(109,630,518)	(40,133,336)

    Securities sold under agreement to repurchase:

         Proceeds
2,548,666	20,161,238

         Repayments
(2,861,931)	(19,577,301)

    Repurchase of common stock
(3,384,106)	-

    Cash dividends
(110,803)	(115,954)

            Net cash provided by (used for)

               financing activities
5,397,986	6,383,309

 Net increase (decrease) in cash and cash equivalents
1,870,405	496,805

 Cash and cash equivalents at beginning of period
9,042,289	13,403,701

 Cash and cash equivalents at end of period
$10,912,694	13,900,506

 Supplemental disclosures of cash flow information:

 Cash paid (received) during the period for:

    Interest on deposits
$2,797,228	1,849,816

    Interest on securities sold under agreement to repurchase
22,375	21,108

    Interest on advances from FHLB of Des Moines
392,849	340,019

    Federal income taxes
-	-

    State income taxes
11,969	-

 Real estate acquired in settlement of loans
1,332,507	3,714,636

 See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2007 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 28, 2007.

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

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(3)  Earnings Per Share

 Following is a summary of basic and diluted earnings per common share for the Bank for the three months ended December 31, 2007 and 2006:

Three Months Ended

December 31,

2007
2006

 Net earnings
$531,673	559,776

 Weighted-average shares - Basic EPS
4,451,306	4,623,670

 Stock options - treasury stock method
44,477	40,861

 Weighted-average shares - Diluted EPS
4,495,783	4,664,531

 Basic and diluted earnings per common share
$0.12	0.12

 Anti-dilutive shares
91,402	-

(4)  Retirement Benefits

 The components of the net periodic cost for postretirement medical benefits are summarized as follows:

Three Months Ended

December 31,

2007
2006

 Service cost
$1,671	1,671

 Interest cost
3,677	4,576

 Amortization of transition obligation
3,134	3,134

 Amortization of prior service cost
(2,416)	(2,416)

 Amortization of actuarial gain
(5,341)	(3,050)

 Over (under) accrual
-	(15)

 Net periodic cost
$725	3,900

 Directors’ retirement plan expense was $5,350 and $6,600 for the three months ended December 31, 2007 and 2006, respectively.   The expense consisted primarily of interest cost.

(5)  Stock Options

As authorized by the 2003 Incentive Equity and Deferred Compensation Plan (the “2003 Plan”), the Board of Directors granted 78,760 options to non-employee directors and 96,260 options to certain officers and employees during fiscal 2004.  The Plan authorizes the award of up to 258,064 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.  Options expire ten years from the date of the grant.  Stock options to directors were fully vested on the grant date of June 16, 2004.  Options granted to the Bank’s CEO are vested over three years and three months and options granted to certain other officers and employees are vested over a five-year period.  On January 27, 2005 the Board of Directors granted an additional 38,504 options to certain officers and employees.  Options granted to the CEO are vested over a period of three years and eight months and options granted to certain officers and employees are vested over a five-year period.  On November 23, 2005 the Board of Directors granted an additional 42,440 options to directors and officers.  Options granted to the board, CEO, and certain officers, were vested over a ten-month period.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

In connection with the completion of the Conversion in July 2006, the Company assumed the Plan and all outstanding options and shares were adjusted based upon the 3.5004 exchange ratio.  The exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

As authorized by the Liberty Bancorp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), the Board of Directors granted 25,150 options to non-employee directors and 65,500 options to certain officers and employees on February 27, 2007.   The 2007 Plan authorizes the award of up to 100,691 options to purchase shares of common stock, subject to restrictions, to directors, officers and employees of the Bank.   The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.   Options expire ten years from the date of the grant.   All 90,650 options granted are vested over a five-year period.

On October 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method.  Under this method compensation expense is recognized based on the fair value of unvested stock awards at October 1, 2006 and new awards granted thereafter, which includes restricted stock and stock options, at the grant date and is recognized on a straight-line basis over the requisite service period.

 Stock option compensation expense is as follows:

Three Months Ended

December 31,

2007
2006

 Pretax
$21,107	13,100

 After tax
20,180	8,400

 Basic and diluted earnings per share
$0.00	0.00

At December 31, 2007, the total unrecognized compensation expense related to nonvested stock options was approximately $198,033 and is expected to be recognized over the weighted-average period of 3.31 years

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity under the Plan for the three months ended December 31, 2007 is as follows:

Weighted-

Average

Weighted-
Remaining

Average
Contractual
Aggregate

Number
Exercise
Term in
Intrinsic

of Shares
Price
Years
Value

 Outstanding at October 1, 2007
323,063	$8.40	7.75	$797,568

 Granted
-	-	-	-

 Exercised
-	-	-	-

 Expired
-	-	-	-

 Forfeited
-	-	-	-

 Outstanding at December 31, 2007
323,063	8.40	7.47	689,968

 Exercisable at December 31, 2007
194,005	7.20	6.81	592,325

 Vested and expected to vest at

 December 31, 2007
194,005	$7.20	6.81	$592,325

No options were granted, exercised or vested during the three months ended December 31, 2007 and December 31, 2006.

Restricted Stock Award

On February 27, 2007, as authorized by the 2007 Plan, the Board of Directors granted 31,400 restricted stock awards to non-employee directors and 78,000 awards to certain officers and employees.  The Plan authorized the award of up to 125,649 shares of common stock, which were repurchased by a trust to fund the restricted stock awards.   All awards are vested over a five-year period.   A summary of the Company’s restricted stock compensation expense is as follows:

Three Months Ended

December 31,

2007
2006

 Restricted Compensation Expense
$61,647	6,999

At December 31, 2007, the total unrecognized expense was $1.0 million and is expected to be recognized in 4.16 years

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s nonvested stock award activity for the three months ended December 31, 2007 is as follows:

Number
Weighted-

of
Average

Nonvested
Grant Date

Shares
Fair Value

 Nonvested at October 1, 2007
109,400	$11.27

 Granted
-	-

 Vested
-	-

 Forfeited
-	-

 Nonvested at December 31, 2007
109,400	$11.27

 (6)
Securities

Securities having a continuous unrealized loss position at December 31, 2007 are summarized as follows:

Less than 12 Months
12 Months or Longer
Total

Market
Unrealized
Market
Unrealized
Market
Unrealized

Value
Loss
Value
Loss
Value
Loss

 Available for sale- debt securities:

    Federal agency obligations
$-	-	2,296,531	(3,469)	2,296,531	(3,469)

    State and municipal obligations
1,674,157	(16,585)	4,512,868	(44,194)	6,187,025	(60,779)

 Available for sale- equity securities:
429,992	(739)	-	-	429,992	(739)

$2,104,149	(17,324)	6,809,399	(47,663)	8,913,548	(64,987)

Mortgage-backed securities having a continuous unrealized loss position at December 31, 2007 are summarized as follows:

Less than 12 Months
12 Months or Longer
Total

Market
Unrealized
Market
Unrealized
Market
Unrealized

Value
Loss
Value
Loss
Value
Loss

 Available for sale:

    FHLMC
$-	-	9,589,437	(136,134)	9,589,437	(136,134)

    FNMA
-	-	5,630,856	(81,972)	5,630,856	(81,972)

    FHLMC  -  CMO
-	-	24,183	(23)	24,183	(23)

    FNMA  -  CMO
-	-	134,829	(7,004)	134,829	(7,004)

    GNMA  -  CMO
-	-	346,559	(5,775)	346,559	(5,775)

$-	-	15,725,864	(230,908)	15,725,864	(230,908)

Unrealized losses are related to changes in market interest rates and not the credit quality of the issuers.

 (7)
Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), effective October 1, 2007.  No adjustment was recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as State of Missouri income taxes.  Tax years ending September 30, 2005 through September 30, 2007 remain open to examination by these jurisdictions.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

 The Company recognizes interest and penalties related to tax positions in income tax expense.  At December 31, 2007, there was no accrual for uncertain tax positions or related interest.

LIBERTY BANCORP, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the Company’s financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the Financial Statements and footnotes appearing in Part I, Item 1 of this report.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.  At December 31, 2007, we operated out of our main office in Liberty, Missouri and six additional retail banking facilities in the Kansas City metropolitan area. The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits.  The Bank is a member of the Federal Home Loan Bank System.

Critical Accounting Policies

The accounting and reporting policies were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and to general practices within the financial services industry.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Management has identified the accounting policies described below as those that, due to the judgements, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements and management’s discussion and analysis.

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

Liquidity and Capital Resources

Our principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (“FHLB”) and net earnings.  We have an agreement with the FHLB of Des Moines to provide cash advances, should we need additional funds for loan originations or other purposes.

Commitments to originate loans are legally binding agreements to lend to our customers.  Letters of credit are conditional commitments issued by us to guarantee the performance of the borrower to a third party.

LIBERTY BANCORP, INC.

The following table sets forth information regarding off-balance financial instruments as of December 31, 2007:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:

Commitments to originate loans	$2,897,862	7,489,000

Commitments for unused lines of credit	$630,397	12,057,029

Commitments for undisbursed loans	$16,109,018	16,232,862

Commitments for letters of credit	$296,840	-

Financial Condition

Total assets increased from $333.2 million at September 30, 2007 to $339.1 million at December 31, 2007.  Cash and cash equivalents increased $1.9 million from September 30, 2007 to December 31, 2007.   Securities available for sale decreased from $48.0 million at September 30, 2007 to $46.3 million at December 31, 2007 due to maturities and calls of securities, partially offset by the purchase of one security.  Mortgage-backed securities available for sale decreased from $19.3 million at September 30, 2007 to $18.3 million at December 31, 2007 due to principal repayments. Stock in the Federal Home Loan Bank of Des Moines increased by $1.0 million due to stock purchase requirements as a result of a higher level of advances.  Loans receivable increased by $4.1 million to $236.4 million at December 31, 2007 primarily due to increased activity in commercial real estate, partially offset primarily by a decrease in single-family construction loans.  Premises and equipment, net increased $785,000 to $9.5 million at December 31, 2007 due to the purchase of land and expenditures relating to the construction of two new branches.  The cash surrender value of bank-owned life insurance increased by $109,000 to $8.2 million as of December 31, 2007 as compared to $8.1 million as of September 30, 2007.  Foreclosed real estate, net at December 31, 2007 totaled $2.6 million, an increase of $934,000 from $1.7 million at September 30, 2007. Foreclosed real estate, net consists of three single-family lots, one commercial lot, eight spec construction properties and three single family homes. Other assets decreased due to lower deferred tax assets attributable to an increase in unrealized gains on mortgage-backed securities and securities, partially offset by a higher level of certain prepaid items.

Total liabilities increased $8.4 million to $291.4 million at December 31, 2007 compared to $283.0 million at September 30, 2007.  Deposits decreased from $252.3 million at September 30, 2007 to $239.2 million at December 31, 2007 primarily due to a decrease in short-term certificate accounts and brokered certificates, partially offset by an increase in commercial and interest-bearing checking accounts.  Advances from the FHLB increased by $23.2 million to $49.6 million at December 31, 2007.  Additional FHLB advances were originated due to lower rates as compared to other funding sources.  Securities sold under agreement to repurchase decreased by $313,000 due to repayments,  partially offset by new proceeds.  Advances from borrowers for taxes and insurance decreased by $876,000 due to calendar year-end payment of real estate taxes on behalf of borrowers. Other liabilities decreased due primarily to a lower level of accrued payroll expense and accrued real estate taxes, both attributable to the timing of payments.   Accrued income taxes increased due to the timing of tax payments.

Stockholders’ equity decreased by $2.5 million from $50.2 million at September 30, 2007 to $47.7 million at December 31, 2007 due to the repurchase of common stock of $3.4 million and the payment of cash dividends, partially offset by net earnings of $532,000 for the three months ended December 31, 2007, amortization of ESOP and stock-based incentive awards and unrealized gains, net of taxes, on investments.  During the three months ended December 31, 2007 and 2006, the Company paid cash dividends of $110,803 and $115,954, respectively.

LIBERTY BANCORP, INC.

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

The Bank's actual and required capital amounts and ratios at December 31, 2007 were as follows:

			MinimumRequired
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$36,960
Computer software costs	(147)
Unrecognized gain, net - SFAS No. 158	(79)
Unrealized gain on securities AFS, net	(233)
Tangible capital	$36,501	10.8%	$5,060	1.5%
General valuation allowance	2,917

Total capital to risk-weighted assets	$39,418	14.7%	$21,422	8.0%	$26,777	10.0%

Tier 1 capital to risk-weighted assets	$36,501	13.6%	$10,711	4.0%	$16,066	6.0%

Tier 1 capital to total assets	$36,501	10.8%	$13,492	4.0%	$16,865	5.0%

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated.

	December 31,	September 30,
	2007	2007

Nonaccrual loans	$3,202,603	3,422,257
Accruing loans past due 90 days or more	806,186	-
Other impaired loans	-	-
Total impaired loans	$4,008,789	3,422,257

Allowance for losses on impaired loans	$399,894	370,116

Impaired loans with no allowance for loan losses	$-	-

At December 31, 2007, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as non-accrual, 90 days past due, or restructured.

LIBERTY BANCORP, INC.

Under our internal review policy, loans classified as substandard increased from $3.8 million at September 30, 2007 to $5.3 million at December 31, 2007.  Special mention loans at December 31, 2007 totaled $1.5 million as compared to $1.4 million at September 30, 2007.  The loan listed as special mention at December 31, 2007 consisted of one development loan.

Following is a summary of activity in the allowance for loan losses:

Balance at September 30, 2007	$3,010,904
Charge-offs	(275,581)
Recoveries	1,443
Provision charged to expense	180,000
Balance at December 31, 2007	$2,916,766

Results of Operations Overview

Our primary source of pre-tax earnings is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings.  Other significant sources of pre-tax earnings are service charges on deposit accounts.

Results of Operations for the Three Months Ended December 31, 2007 and 2006

Selected Financial Data

	Three Months Ended
	December 31,
	2007	2006	% Change
Net earnings	$531,673	559,776	(5.0	) %
Return on assets	0.63%	0.77%	(18.2)
Return on average stockholders' equity	4.34%	4.54%	(4.4)
Stockholders' equity-to-assets ratio	14.56%	16.95%	(14.1)
Dividend payout ratio	20.84%	20.71%	0.6

Net Earnings

Net earnings decreased from $560,000 for the three months ended December 31, 2006 to $532,000 for the three months ended December 31, 2007.  Net earnings decreased due to slightly lower net interest income, a higher provision for loan losses and higher noninterest expense, partially offset by higher noninterest income and lower income tax expense.   Diluted earnings per share of $0.12 remained the same for both comparable periods due to the repurchase of common stock during the three-month period ended December 31, 2007.

Net Interest Income

Net interest income remained virtually the same at $2.5 million for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.   A lower interest rate spread was offset by a higher level of interest-earning assets. Our interest rate spread was 3.16% for the three months ended December 31, 2006 and 2.91% for the three months ended December 31, 2007.  The average yield on interest-earning assets decreased by 5 basis points and the average cost of interest-bearing liabilities increased 20 basis points for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  Net interest-earning assets have decreased due to the purchase of bank-owned life insurance, the repurchase of common stock and an increase in fixed assets due to the acquisition and construction of new retail branch facilities.  We have funded loan growth since December 2006 through money market accounts and FHLB advances.

LIBERTY BANCORP, INC.

Interest income on loans receivable increased from $4.1 million for the three months ended December 31, 2006 to $4.6 million for the comparable period in 2007. The increase is attributable to a higher average balance, partially offset by a lower average yield.  The average loan yield decreased primarily due to the 50 basis point decrease in the prime rate between September and December 2007.  We have a significant number of commercial real estate and construction loans that are indexed to the prime rate.  Interest income on mortgage-backed securities decreased due to a lower average balance.  Interest income on securities increased from $448,000 to $589,000 for the comparable three month periods due to a higher average balance and average yield.

Interest expense on deposits increased by $535,000 for the three months ended December 31, 2007 compared to the same period in 2006, as a result of a higher average balance and average rate.  The cost of attracting deposits at higher rates during the first nine months of calendar year 2007 more than offset short-term rate decreases from September through December 2007.  We attracted money market accounts through the offering of specials and new products.  The weighted-average rate on deposits increased from 3.85% for the three months ended December 31, 2006 to 4.04% for the comparable 2007 period. Interest expense on FHLB advances increased by $74,000 for the comparable three month periods due to a higher average balance and average rate.

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

LIBERTY BANCORP, INC.

	Three Months Ended December 31,
	2007			2006
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$237,475	$4,627	7.79%	$205,755	$4,090	7.95%
Mortgage-backed securities	19,049	200	4.20	24,005	252	4.20
Securities	49,317	589	4.78	38,642	448	4.64
Other interest-earning assets	5,411	58	4.29	7,054	86	4.88
Total interest-earning assets	311,252	5,474	7.03	275,456	4,876	7.08

Interest-bearing liabilities:
Deposits	249,242	2,520	4.04	206,119	1,985	3.85
FHLB advances	34,214	400	4.68	29,572	326	4.41
Securities sold under agreement
to repurchase	1,959	22	4.55	2,424	22	3.55
Total interest-bearing
liabilities	$285,415	2,942	4.12	$238,115	2,333	3.92

Net interest income before
provision for loan losses		$2,532			$2,543

Interest rate spread			2.91%			3.16%

Net interest-earning assets	$25,837			$37,341

Net yield on average
interest-earning assets			3.25%			3.69%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	109.05%			115.68%

Provision for Loan Losses

The allowance for loan losses is based upon management’s consideration of current economic conditions, the loan portfolio composition and historical loss experience used to estimate probable losses as well as the level of non-performing assets.   Each month, management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral.  The Company and Bank are subject to periodic examination by regulatory agencies, which may require us to record increases in the allowances based on their evaluation.

The provision for loan losses was $180,000 and $32,000 for the three months ended December 31, 2007 and 2006, respectively.   For the three months ended December 31, 2007, the provision of $180,000 was due to an increase in total loans receivable and to a lesser extent loan charge-offs.    The allowance for loan losses as a percentage of total loans decreased to 1.06% as of December 31, 2007, as compared to 1.13% as of September 30, 2007.

LIBERTY BANCORP, INC.

Noninterest income

	Three Months Ended
	December 31,
	2007	2006	% Change
Loan service charges	$25,379	30,812	(17.6	) %
Gain on sale of loans	62,636	53,597	16.9
Change in cash surrender value of BOLI	108,750	-	100.0
Deposit account service charges	281,379	245,461	14.6
	$478,144	329,870	44.9

Noninterest income increased for 2007 due primarily to an increase in the cash surrender value of bank-owned life insurance and deposit account service charges.

During both three-month periods ended December 31, 2007 and 2006, we originated loans for sale to secondary market investors of $4.0 million.  We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Three Months Ended
	December 31,
	2007	2006	% Change
Compensation and benefits	$1,174,890	1,044,728	12.5%
Occupancy expense	150,473	164,466	(8.5)
Equipment and data processing expense	242,607	202,815	19.6
Operations from foreclosed real estate, net	50,927	88,915	(42.7)
Federal deposit insurance premiums	7,395	6,614	11.8
Professional and regulatory services	108,265	94,668	14.4
Advertising	58,668	89,284	(34.3)
Correspondent banking charges	61,620	65,977	(6.6)
Supplies	33,670	39,647	(15.1)
Other	183,585	169,294	8.4
	$2,072,100	1,966,408	5.4

Noninterest expense increased from $2.0million for the three months ended December 31, 2006 to $2.1 million for the comparable period in 2007.    Compensation and benefits expense increased primarily due to the opening of a new branch office in Gladstone, Missouri, salary increases, higher stock option and restricted stock award expense and a decrease in deferred loan origination costs.  Occupancy expense decreased due to lower real estate taxes on branch offices, partially offset by higher building depreciation expense and utility expense. Equipment and data processing expense increased due to higher depreciation expense due to the new branch, higher data processing expense and increase in service agreement expense, partially offset primarily by lower repairs and maintenance expense. Expenses from operations from foreclosed real estate, net decreased primarily due to lower losses on sale of certain properties and property insurance expense.   Professional services increased primarily due to higher legal expenses related to loan workout situations, partially offset primarily by a decrease in audit expense.  Advertising expense decreased primarily due to the elimination of direct mail advertising.  Other expenses increased due primarily to postage and loan-relatedexpense, partially offset primarily by lower retail bank operations expense and miscellaneous expenses.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes decreased for the three months ended December 31, 2007 due to lower earnings before income taxes and a lower effective tax rate.  The effective rate for the three months ended December 31, 2007 was 29.8%, compared to 36.0% for the three months ended December 31, 2006, due to an increase in non-taxable municipal bond income and an increase in the cash surrender value of bank-owned life insurance which is also non-taxable.

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

Information as of December 31, 2007 concerning the Company’s exposure to market risk has not changed significantly from that disclosed under “Interest Rate Risk Management” in the Company's Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 28, 2007.

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

Item 1A – Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on December 28, 2007.  As of December 31, 2007, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2007.

	(a)	(b)	(c)	(d)
	Total Number	Average Price	Total Number of	Maximum Number
	of Shares	Paid per	Shares (or Units)	(or Approximate
	(or Units)	Share	Purchased as	Dollar Value) of
	Purchased	(or unit)	Part of Publicly	Shares (or Units)
			Announced Plans	That May Yet Be
			or Programs	Purchased Under the
Period				Plans or Programs (1)

October 1, 2007
through October 31, 2007	56,930	$10.71	56,930	419,189

November 1, 2007
through November 30, 2007	143,000	$10.53	143,000	276,189

December 1, 2007
through December 31, 2007	120,300	$10.54	120,300	377,937

Total	320,230	$10.57	320,230

(1)
On August 6, 2007, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to 476,119 shares, or 10%, of the Company’s outstanding common stock.  On December 20, 2007, a second stock repurchase program was approved to acquire up to 222,048 shares, or 5%, of the Company’s outstanding common stock.  There are no expiration dates for the repurchase programs.  Repurchased shares are held in treasury.

LIBERTY BANCORP, INC.

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

LIBERTY BANCORP, INC.
(Registrant)

DATE: February 14, 2008	BY:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Duly Authorized Officer)

	BY:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)