Form 10-Q
period 2008-03-31
LIBERTY BANCORP INC
filed 2008-05-15
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to  ____________

Commission File Number:  000-51992

LIBERTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	20-4447023
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16 West Franklin Street, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (816) 781-4822

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  .  No __ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ___ Accelerated filer ____ Non-accelerated filer (Do not check if a smaller reporting company.)  ___ Smaller reporting company X.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __.  No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 14, 2008
Common Stock, par value $0.01 per share	3,975,876

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

LIBERTY BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
Assets	2008	2007
Cash and due from banks	$9,507,535	6,502,289
Federal funds sold	820,000	2,540,000
Total cash and cash equivalents	10,327,535	9,042,289
Securities available for sale- taxable, at market value (amortized cost
of $24,725,004 and $34,950,041, respectively)	25,864,242	35,241,932
Securities available for sale - non-taxable, at market value (amortized
cost of $12,248,939 and $12,839,161, respectively)	12,332,111	12,740,587
Mortgage-backed securities - available for sale, at market value
(amortized cost of $16,828,734 and $19,620,825, respectively)	16,860,776	19,276,996
Stock in Federal Home Loan Bank of Des Moines	3,444,300	1,531,200
Loans receivable, net of allowance for loan losses
of $3,043,670 and $3,010,904, respectively	243,220,372	232,307,925
Loans held for sale	858,765	719,086
Premises and equipment, net	9,648,203	8,744,846
Bank-owned life insurance (BOLI)	8,318,870	8,101,192
Foreclosed real estate, net	1,937,252	1,675,871
Accrued interest receivable	1,698,591	2,055,814
Other assets	1,507,649	1,748,249
Total assets	$336,018,666	333,185,987

Liabilities and Stockholders' Equity
Deposits	$219,497,494	252,305,482
Accrued interest payable	270,782	601,285
Advances from FHLB	69,424,874	26,430,394
Securities sold under agreement to repurchase	1,162,009	1,221,184
Advances from borrowers for taxes and insurance	330,444	905,606
Other liabilities	1,126,032	1,439,195
Accrued income taxes	-	88,308
Total liabilities	291,811,635	282,991,454
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,712 and 4,761,187 shares issued at March 31, 2008 and
September 30, 2007, respectively	47,617	47,612
Treasury stock, at cost, 757,186 shares at March 31, 2008	(7,968,244)	-
Additional paid-in capital	32,137,501	31,923,289
Common stock acquired by ESOP	(587,971)	(701,309)
Accumulated other comprehensive earnings (loss), net	865,980	(12,619)
Retained earnings - substantially restricted	19,712,148	18,937,560
Total stockholders' equity	44,207,031	50,194,533
Total liabilities and stockholders' equity	$336,018,666	333,185,987

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest income:
Loans receivable	$4,316,486	4,098,997	8,943,402	8,188,775
Mortgage-backed securities	183,416	240,080	383,692	491,668
Securities - taxable	380,597	423,133	830,019	805,661
Securities - non-taxable	131,891	75,273	271,487	140,864
Other interest-earning assets	47,441	73,112	105,179	159,319
Total interest income	5,059,831	4,910,595	10,533,779	9,786,287
Interest expense:
Deposits	1,877,732	2,111,560	4,397,638	4,096,325
Securities sold under agreement to repurchase	13,099	17,190	35,369	38,675
Advances from FHLB	591,476	307,307	991,619	633,435
Total interest expense	2,482,307	2,436,057	5,424,626	4,768,435
Net interest income	2,577,524	2,474,538	5,109,153	5,017,852
Provision for loan losses	270,175	166,202	450,175	198,202
Net interest income after
provision for loan losses	2,307,349	2,308,336	4,658,978	4,819,650
Noninterest income:
Loan service charges	14,668	18,911	40,047	49,723
Gain on sale of loans	71,799	52,968	134,436	106,565
Gain on sale of securities available for sale	45,597	-	45,597	-
Change in cash surrender value of BOLI	108,929	-	217,678	-
Deposit account and other service charges	271,735	238,310	553,114	483,771
Total noninterest income	512,728	310,189	990,872	640,059
Noninterest expense:
Compensation and benefits	1,157,941	1,127,472	2,332,830	2,172,200
Occupancy expense	182,771	156,296	333,244	320,762
Equipment and data processing expense	231,075	197,229	473,683	400,044
Operations from foreclosed real estate, net	102,508	80,726	153,435	169,641
Federal deposit insurance premiums	47,160	6,228	54,555	12,842
Professional and regulatory services	89,575	128,496	197,840	223,164
Advertising	72,828	62,393	131,496	151,677
Correspondent banking charges	70,796	60,979	132,416	126,956
Supplies	32,497	27,164	66,166	66,811
Other	228,166	208,237	411,751	377,531
Total noninterest expense	2,215,317	2,055,220	4,287,416	4,021,628
Earnings before income taxes	604,760	563,305	1,362,434	1,438,081
Income taxes	152,000	190,000	378,000	505,000
Net earnings	$452,760	373,305	984,434	933,081
Basic earnings per share	$0.12	0.08	0.23	0.20
Diluted earnings per share	$0.11	0.08	0.23	0.20
Dividends per share	$0.025	0.025	0.05	0.05

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net earnings	$452,760	373,305	984,434	933,081
Other comprehensive earnings:
Unrealized gain on securities and MBSs available for sale, net:
Reclassification adjustment for gain included in earnings, net of tax:	(28,726)	-	(28,726)	-
Unrealized gains arising during the period, net of tax	586,170	86,434	913,854	314,549
Amortization of unrecognized gain, net - SFAS No. 158	(3,264)	-	(6,529)	-
Comprehensive earnings	$1,006,940	459,739	1,863,033	1,247,630

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$984,434	933,081
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	287,626	229,371
ESOP expense	156,711	165,387
Stock option and incentive plan expense	165,508	59,886
Amortization of premiums (discounts) on investments, net	(4,978)	(9,354)
Amortization of deferred loan fees, net	(185,896)	(154,217)
Provision for loan losses	450,175	198,202
Loans held for sale - originated	(10,047,220)	(9,522,306)
Loans held for sale - proceeds from sale	10,041,977	8,689,114
Loss (gain) on foreclosed real estate, net	126,597	136,441
Gain on sale of securities available for sale	(45,597)	-
Gain on sale of loans	(134,436)	(106,565)
Increase in cash surrender value of bank-owned life insurance	(217,678)	-
Decrease (increase) in:
Accrued interest receivable	357,223	(118,493)
Other assets	(279,237)	(17,740)
Increase (decrease) in:
Accrued interest on deposits and other liabilities	(650,196)	89,036
Accrued income taxes	(88,308)	13,469
Net cash provided by (used for) operating activities	916,705	585,312
Cash flows from investing activities:
Net change in loans receivable	(13,424,216)	(9,416,072)
Mortgage-backed securities:
Available for sale - principal collections	2,786,166	2,509,280
Securities available for sale:
Principal collections	41,082	-
Purchased	(376,800)	(8,976,631)
Proceeds from sales	7,292,478	-
Proceeds from maturity or call	3,915,000	3,100,000
Proceeds from foreclosed real estate, net	1,859,512	1,004,665
Purchase of stock in FHLB of Des Moines	(2,263,864)	(458,700)
Redemption of stock in FHLB of Des Moines	350,764	906,600
Purchase of premises and equipment	(1,190,982)	(1,098,691)
Net cash provided by (used for) investing activities	$(1,010,860)	(12,429,549)

(Continued)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)

	Six Months Ended
	March 31,
	2008	2007

Cash flows from financing activities:
Net increase (decrease) in deposits	$(32,807,989)	20,664,039
Increase (decrease) in advances from
borrowers for taxes and insurance	(575,162)	(463,083)
Proceeds from advances from the FHLB	540,350,000	103,300,000
Repayment of advances from the FHLB	(497,355,520)	(111,366,672)
Securities sold under agreement to repurchase:
Proceeds	3,909,596	30,466,788
Repayments	(3,968,771)	(31,414,549)
Proceeds from exercise of stock options	4,347	8,695
Repurchase of common stock	(7,968,244)	(1,231,500)
Other contributed capital	989	-
Cash dividends	(209,845)	(231,908)
Net cash provided by (used for)
financing activities	1,379,401	9,731,810
Net increase (decrease) in cash and cash equivalents	1,285,246	(2,112,427)
Cash and cash equivalents at beginning of period	9,042,289	13,403,701
Cash and cash equivalents at end of period	$10,327,535	11,291,274

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$4,728,037	3,943,404
Interest on securities sold under agreement to repurchase	35,474	38,767
Interest on advances from FHLB of Des Moines	991,216	638,592
Federal income taxes	325,000	473,000
State income taxes	172,793	18,531
Real estate acquired in settlement of loans	2,247,490	3,615,000

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2007 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 28, 2007.

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

(2)  Organization

Liberty Bancorp, Inc. (the “Company” or “Liberty Bancorp”) a Missouri corporation, was formed on February 14, 2006 and became the holding company for BankLiberty (formerly Liberty Savings Bank, F.S.B., and referred to herein as the “Bank”) upon completion of the Bank’s conversion from a mutual holding company form to a stock holding company structure on July 21, 2006.  A total of 2,807,383 shares of common stock were sold in the stock offering at the price of $10.00 per share.  In addition, a total of approximately 1,952,754 shares of common stock were issued to the minority shareholders of the former Liberty Savings Bank, F.S.B. representing an exchange ratio of 3.5004 shares of Company common stock for each share of Liberty Savings Bank, F.S.B. common stock.  Fractional shares in the aggregate, or 36 shares, were redeemed for cash. Total shares outstanding after the stock offering and the exchange totaled 4,760,137 shares.   Net proceeds of $25.6 million were raised in the stock offering, excluding $1.2 million which was loaned by the Company to a trust for the Bank’s Employee Stock Ownership Plan (the “ESOP”), enabling it to finance the purchase of 153,263 shares of common stock in the offering and exchange.  Direct offering costs totaled approximately $1.3 million.  In addition, as part of the second-step conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank received $694,000 previously held by this entity.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(3)        Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Company for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net earnings	$452,760	373,305	984,434	933,081

Weighted-average shares - Basic EPS	3,925,569	4,638,542	4,204,528	4,623,425
Stock options - treasury stock method	41,217	45,024	44,188	43,072
Weighted-average shares - Diluted EPS	3,966,786	4,683,566	4,248,716	4,666,497
Basic earnings per common share	$0.12	0.08	0.23	0.20
Diluted earnings per common share	$0.11	0.08	0.23	0.20
Anti-dilutive shares	94,503	31,272	86,023	15,806

(4)          Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Service cost	$1,670	1,671	3,341	3,342
Interest cost	3,678	4,576	7,355	9,152
Amortization of transition obligation	3,136	3,134	6,270	6,268
Amortization of prior service cost	(2,415)	(2,416)	(4,831)	(4,832)
Amortization of actuarial gain	(5,343)	(3,050)	(10,684)	(6,100)
Over (under) accrual	-	(15)	-	(30)
Net periodic cost	$726	3,900	1,451	7,800

Directors’ retirement plan expense was $10,699 and $13,200 for the six months ended March 31, 2008 and 2007, respectively.   The expense consisted primarily of interest cost.

(5)   Stock Options

As authorized by the Company’s 2003 Incentive Equity and Deferred Compensation Plan (the “2003 Plan”), the Board of Directors granted 78,760 options to non-employee directors and 96,260 options to certain officers and employees during fiscal 2004.  The Plan authorizes the award of up to 258,064 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.  Options expire ten years from the date of the grant.  Stock options to directors were fully vested on the grant date of June 16, 2004.  Options granted to the Bank’s CEO are vested over three years and three months and options granted to certain other officers and employees are vested over a five-year period.  On January 27, 2005 the Board of Directors granted an additional 38,504 options to certain officers and employees.  Options granted to the CEO are vested over a period of three years and eight months and options granted to certain officers and employees are vested over a five-year period.  On November 23, 2005 the Board of Directors granted an additional 42,440 options to directors and officers.  Options granted to the board, CEO, and certain officers, were vested over a ten-month period.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

In connection with the completion of the Conversion in July 2006, the Company assumed the 2003 Plan and all outstanding options and shares were adjusted based upon the 3.5004 exchange ratio.  The exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

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

On October 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method.  Under this method compensation expense is recognized based on the fair value of unvested stock awards at October 1, 2006 or, for new awards granted thereafter, which includes restricted stock and stock options, at the grant date and is recognized on a straight-line basis over the requisite service period.

The Company has estimated the fair value of awards granted during the three and six months ended March 31, 2007 under its stock option plan utilizing the Black-Scholes pricing model to be $3.00.  There were no awards granted during the three and six months ended March 31, 2008.  The assumptions used in the Black-Scholes pricing model and fair value of awards were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Expected dividend yield	-	2.00%	-	2.00%
Risk-free interest rate	-	4.23%	-	4.53%
Expected life of options	-	7.50 years	-	7.50 years
Expected volatility	-	21.70%	-	21.70%
Fair value of awards	-	$3.00	-	$3.00

                   Stock option compensation expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Pretax	$21,107	12,239	$42,214	25,339

After tax	20,180	7,833	40,360	16,217

Basic and diluted earnings per share	$0.00	0.00	$0.01	0.00

At March 31, 2008, the total unrecognized compensation expense related to nonvested stock options was approximately $176,925 and is expected to be recognized over the weighted-average period of 2.97 years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity under the Plan for the six months ended March 31, 2008 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2007	323,063	$8.40	7.75	$797,568
Granted	-	-	-	-
Exercised	(525)	8.28	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2008	322,538	8.40	7.22	630,587
Exercisable at March 31, 2008	215,510	7.55	6.76	550,144
Vested and expected to vest at
March 31, 2008	215,510	$7.55	6.76	$550,144

A summary of the total value of options excercised, the amount of cash received from the exercise of stock options, and the total fair value of shares vested is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Intrinsic value of options exercised	$1,076	2,909	1,076	2,909

Cash received from the exercise of options	4,347	8,694	4,347	8,694

Fair value of shares vested	227,570	46,424	227,570	46,424

Restricted Stock Awards

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Restricted Compensation Expense	$61,647	27,549	123,294	34,549

At March 31, 2008, the total unrecognized expense was $966,000 and is expected to be recognized in 3.91 years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s nonvested stock award activity for the six months ended March 31, 2008 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2007	109,400	$11.27
Granted	-	-
Vested	(21,880)	11.27
Forfeited	-	-
Nonvested at March 31, 2008	87,520	$11.27

(6)	Securities

Securities having a continuous unrealized loss position at March 31, 2008 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
State and municipal obligations	$1,242,018	(18,126)	1,326,974	(12,687)	2,568,992	(30,813)
Available for sale- equity securities:	470,968	(2,220)	-	-	470,968	(2,220)
	$1,712,986	(20,346)	1,326,974	(12,687)	3,039,960	(33,033)

Mortgage-backed securities having a continuous unrealized loss position at March 31, 2008 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
FHLMC	$-	-	3,606,962	(12,859)	3,606,962	(12,859)
FNMA	-	-	3,513,255	(21,524)	3,513,255	(21,524)
FNMA - CMO	-	-	133,723	(2,111)	133,723	(2,111)
GNMA - CMO	-	-	308,079	(972)	308,079	(972)
	$-	-	7,562,019	(37,466)	7,562,019	(37,466)

Unrealized losses are related to changes in market interest rates and not the credit quality of the issuers.

(7)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), effective October 1, 2007.  No adjustment was recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as State of Missouri income taxes.  Tax years ending September 30, 2005 through September 30, 2007 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At March 31, 2008, there was no accrual for uncertain tax positions or related interest.

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

Pending Acquisition

On March 31, 2008 Liberty Bancorp, Inc. entered into an Amended and Restated Acquisition Agreement and Plan of Merger to acquire KLT Bancshares, Inc. and its wholly owned subsidiary Farley State Bank, a Missouri bank for a cash purchase price.   At March 31, 2008 Farley State Bank had assets of $39.5 million, liabilities of $36.2 million and capital of $3.3 million. A regulatory application was filed with the Office of Thrift Supervision (the “OTS”) on April 17, 2008 seeking approval of the proposed acquisition and it is currently expected that the transaction will close in the second or third calendar quarter of 2008.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.  At March 31, 2008, we operated out of our main office in Liberty, Missouri and six additional retail banking facilities in the Kansas City metropolitan area. The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits.  The Bank is a member of the Federal Home Loan Bank System.

LIBERTY BANCORP, INC.

Critical Accounting Policies

The accounting and reporting policies were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and general practices accepted within the financial services industry.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements and management’s discussion and analysis.

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

LIBERTY BANCORP, INC.
Liquidity and Capital Resources

Our principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (“FHLB”) and net earnings.  We have an agreement with the FHLB of Des Moines to provide cash advances, should we need additional funds for loan originations or other purposes.

Commitments to originate loans are legally binding agreements to lend to our customers.  Letters of credit are conditional commitments issued by us to guarantee the performance of the borrower to a third party.  The following table sets forth information regarding off-balance sheet financial instruments as of March 31, 2008:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$7,094,000	2,727,680

Commitments for unused lines of credit	$304,902	11,532,525

Commitments for undisbursed loans	$8,277,642	13,674,989

Commitments for letters of credit	$358,336	-

Financial Condition

Total assets increased from $333.2 million at September 30, 2007 to $336.0 million at March 31, 2008.  Cash and cash equivalents increased $1.3 million from September 30, 2007 to March 31, 2008.   Securities available for sale decreased from $48.0 million at September 30, 2007 to $38.2 million at March 31, 2008 due to sales, maturities and calls of securities, partially offset by the purchase of two securities.  Mortgage-backed securities available for sale decreased from $19.3 million at September 30, 2007 to $16.9 million at March 31, 2008 due to principal repayments and the maturity of one security.  Stock in the Federal Home Loan Bank of Des Moines increased by $1.9 million due to stock purchase requirements as a result of a higher level of advances.  Loans receivable increased by $10.9 million to $243.2 million at March 31, 2008 primarily due to increased activity in commercial real estate lending, partially offset primarily by a decrease in construction and land development lending.  Premises and equipment, net increased $903,000 to $9.6 million at March 31, 2008 due to the purchase of land and expenditures relating to the construction of two new branches.  The cash surrender value of bank-owned life insurance increased by $218,000 to $8.3 million as of March 31, 2008 as compared to $8.1 million as of September 30, 2007.  Foreclosed real estate, net at March 31, 2008 totaled $1.9 million, an increase of $261,000 from $1.7 million at September 30, 2007. Foreclosed real estate, net consists of three single-family lots, one commercial lot, four spec construction properties and four single family homes.  Other assets decreased due to lower deferred tax assets attributable to an increase in unrealized gains on mortgage-backed securities and securities, partially offset by a higher level of certain prepaid items, and direct acquisition costs related to the pending acquisition of KLT Bancshares, Inc.

Total liabilities increased $8.8 million to $291.8 million at March 31, 2008 compared to $283.0 million at September 30, 2007.  Deposits decreased from $252.3 million at September 30, 2007 to $219.5 million at March 31, 2008 primarily due to a decrease in short-term certificate accounts and brokered certificates, partially offset by an increase in interest-bearing, non interest-bearing and commercial checking accounts.  Advances from the FHLB increased by $43.0 million to $69.4 million at March 31, 2008.  Additional FHLB advances were originated due to lower rates as compared to other funding sources.  Securities sold under agreement to repurchase decreased by $59,000 due to repayments,  partially offset by new proceeds.  Advances from borrowers for taxes and insurance decreased by $575,000 due to calendar year-end payment of real estate taxes on behalf of borrowers. Other liabilities decreased due primarily to a lower level of accrued payroll expense and accrued real estate taxes, both attributable to the timing of payments.  Accrued interest payable decreased due primarily to a decrease in deposits which have been replaced with advances from the FHLB, which normally have no accrued interest at the end of a quarter.  Accrued income taxes decreased due to the timing of tax payments.

LIBERTY BANCORP, INC.

Stockholders’ equity decreased by $6.0 million from $50.2 million at September 30, 2007 to $44.2 million at March 31, 2008 due to the repurchase of common stock of $8.0 million and the payment of cash dividends, partially offset by net earnings of $984,000 for the six months ended March 31, 2008, amortization of ESOP and stock-based incentive awards and unrealized gains, net of taxes, on investments.  During the six months ended March 31, 2008 and 2007, the Company paid cash dividends of $209,845 and $231,908, respectively.

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

The Bank's actual and required capital amounts and ratios at March 31, 2008 were as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$38,150
Computer software costs	(148)
Unrecognized gain, net - SFAS No. 158	(75)
Unrealized gain on securities AFS, net	(792)
Tangible capital	$37,135	11.1%	$5,024	1.5%
General valuation allowance	3,044

Total capital to risk-weighted assets	$40,179	14.7%	$21,750	8.0%	$27,188	10.0%

Tier 1 capital to risk-weighted assets	$37,135	13.7%	$10,875	4.0%	$16,313	6.0%

Tier 1 capital to total assets	$37,135	11.1%	$13,398	4.0%	$16,747	5.0%

LIBERTY BANCORP, INC.

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated.

	March 31,	September 30,
	2008	2007

Nonaccrual loans	$3,598,281	3,422,257
Accruing loans past due 90 days or more	-	-
Other impaired loans	-	-
Total impaired loans	$3,598,281	3,422,257

Allowance for losses on impaired loans	$399,192	370,116

Impaired loans with no allowance for loan losses	$18,819	-

On occasion, the Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At March 31, 2008, these loans amounted to $8.1 million.

At March 31, 2008, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as nonaccrual, 90 days past due, or restructured.

Under our internal review policy, loans classified as substandard increased from $3.8 million at September 30, 2007 to $4.7 million at March 31, 2008.  Special mention loans at March 31, 2008 totaled $1.5 million as compared to $1.4 million at September 30, 2007.  The loan listed as special mention at March 31, 2008 consisted of one development loan.

Following is a summary of activity in the allowance for loan losses:

	Six Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$3,010,904	$2,144,121
Charge-offs	(435,315)	(36,158)
Recoveries	17,906	1,430
Provision charged to expense	450,175	198,202
Balance at end of period	$3,043,670	$2,307,595

Results of Operations Overview

Our primary source of earnings before income taxes is net interest income.  Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings.  Other significant sources of earnings before income taxes are service charges on deposit accounts.

LIBERTY BANCORP, INC.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Selected Financial Data

	Three Months Ended
	March 31,
	2008	2007	% Change
Net earnings	$452,760	373,305	21.3%
Return on assets	0.54%	0.50%	8.0
Return on average stockholders' equity	3.94%	3.02%	30.5
Stockholders' equity-to-assets ratio	13.62%	16.63%	(18.1)
Dividend payout ratio	21.88%	31.06%	(29.6)

Net Earnings

Net earnings increased from $373,000 for the three months ended March 31, 2007 to $453,000 for the three months ended March 31, 2008.  Net earnings increased due to slightly higher net interest income, noninterest income and lower income taxes, partially offset by a higher provision for loan losses and higher noninterest expense.  Diluted earnings per share increased from $0.08 for the three months ended March 31, 2007 to $0.11 for the three months ended March 31, 2008.   The increase in diluted earnings per share is attributable to higher net earnings and to the repurchase of common stock during the three-month period.

Net Interest Income

Net interest income increased from $2.5 million for three months ended March 31, 2007 to $2.6 million for the three months ended March 31, 2008.  Net interest income increased due to growth of the Company.  Our interest rate spread improved  by 14 basis points,  when compared to the three months ended December 31, 2007, as a result of a significant decrease in the cost of money market checking accounts and FHLB advances, which more than offset a lower yield on interest-earning assets.  Our interest rate spread was 3.05% for the three months ended March 31, 2008 and 2007. The average yield on interest-earning assets decreased by 54 basis points and the average cost of interest-bearing liabilities also decreased by 54 basis points for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Net interest-earning assets have decreased due to the purchase of bank-owned life insurance, the repurchase of common stock and an increase in fixed assets due to the acquisition and construction of new retail branch facilities.  We have funded loan growth since December 2007 through the sale of agency securities and an increase in FHLB advances, as a result of a decrease in deposits.   FHLB advances have increased due to lower rates as compared to retail deposits and other borrowing sources.   The level of FHLB advances in the future will depend upon market conditions and our borrowing capacity at the FHLB.

Interest income on loans receivable increased from $4.1 million for the three months ended March 31, 2007 to $4.3 million for the comparable period in 2008. The increase is attributable to a higher average balance, partially offset by a lower average yield. The lower average yield is due to a decrease in the prime rate which affects a significant amount of our commercial loans and, to lesser extent, an increase in non-accrual loans. The higher average balance is due primarily to an increase in commercial and commercial real estate loans, partially offset primarily by a decrease in single-family construction loans. Interest income on mortgage-backed securities decreased due to a lower average balance.  Interest income on securities increased from $499,000 to $513,000 for the comparable three month periods due to a higher average balance, partially offset by a lower average yield.

Interest expense on deposits decreased by $234,000 for the three months ended March 31, 2008 compared to the same period in 2007, as a result of a lower average rate, partially offset by a higher average balance.  We attracted money market accounts through the offering of specials and new products. The weighted-average rate on deposits decreased from 3.86% for the three months ended March 31, 2007 to 3.28% for the comparable 2008 period. Interest expense on FHLB advances increased by $284,000 for the comparable three month periods due to a higher average balance, partially offset by a lower average rate.

LIBERTY BANCORP, INC.

Average Balances and Yields

The average balances and yields tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of these tables, average balances have been calculated using month-end balances and, to a lesser extent, daily balances, and nonaccrual loans are included in average balances only.  Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.  No tax equivalent adjustments were made.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended March 31,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$243,434	$4,317	7.09%	$208,303	$4,099	7.87%
Mortgage-backed securities	17,711	183	4.13	22,954	240	4.18
Securities	45,604	513	4.50	42,311	499	4.72
Other interest-earning assets	6,268	47	3.00	6,572	73	4.44
Total interest-earning assets	313,017	5,060	6.47	280,140	4,911	7.01

Interest-bearing liabilities:
Deposits	229,000	1,878	3.28	218,812	2,112	3.86
FHLB advances	59,402	591	3.98	25,164	307	4.88
Securities sold under agreement
to repurchase	1,554	13	3.37	2,052	17	3.35
Total interest-bearing liabilities	$289,956	2,482	3.42	$246,028	2,436	3.96

Net interest income before
provision for loan losses		$2,578			$2,475

Interest rate spread			3.05%			3.05%

Net earning assets	$23,061			$34,112

Net yield on average
interest-earning assets			3.29%			3.53%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	107.95%			113.87%

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

The provision for loan losses was $270,000 and $166,000 for the three months ended March 31, 2008 and 2007, respectively.   For the three months ended March 31, 2008, the provision of $270,000 was due to loan charge-offs, and to a lesser extent, an increase in loans receivable.    The allowance for loan losses as a percentage of total loans increased to 1.13% as of March 31, 2008, as compared to 1.06% as of December 31, 2007.

Noninterest income

	Three Months Ended
	March 31,
	2008	2007	% Change
Loan service charges	$14,668	18,911	(22.4	) %
Gain on sale of loans	71,799	52,968	35.6
Gain on sale of securities	45,597	-	NM
Change in cash surrender value of BOLI	108,929	-	NM
Deposit account and other service charges	271,735	238,310	14.0
	$512,728	310,189	65.3
NM Not meaningful.

Noninterest income increased for 2008 due primarily to an increase in the cash surrender value of bank-owned life insurance, and gains on sale of securities.

During the three months ended March 31, 2008 and 2007, we originated loans for sale to secondary market investors of $6.1 million and $5.5 million, respectively.  We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Three Months Ended
	March 31,
	2008	2007	% Change
Compensation and benefits	$1,157,941	1,127,472	2.7%
Occupancy expense	182,771	156,296	16.9
Equipment and data processing expense	231,075	197,229	17.2
Operations from foreclosed real estate, net	102,508	80,726	27.0
Federal deposit insurance premiums	47,160	6,228	657.2
Professional and regulatory services	89,575	128,496	(30.3)
Advertising	72,828	62,393	16.7
Correspondent banking charges	70,796	60,979	16.1
Supplies	32,497	27,164	19.6
Other	228,166	208,237	9.6
	$2,215,317	2,055,220	7.8

LIBERTY BANCORP, INC.

Noninterest expense increased from $2.1 million for the three months ended March 31, 2007 to $2.2 million for the comparable period in 2008.    Compensation and benefits expense increased primarily due to the opening of a new branch office in Gladstone, Missouri, salary increases, higher stock option and restricted stock award expense, partially offset by a decrease in construction lending compensation expense.  Occupancy expense increased primarily due to higher real estate taxes on branch offices and higher building depreciation expense and utility expense. Equipment and data processing expense increased due to higher furniture and computer depreciation expense due to the new branch, higher data processing expense and an increase in service agreement expense, partially offset primarily by lower website and office equipment depreciation expense. FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits.  Expenses from operations from foreclosed real estate, net increased primarily due to higher losses on sale of certain properties, property insurance and maintenance expense.   Professional services decreased primarily due to lower legal and audit expenses.  Advertising expense increased due to television advertising costs, partially offset primarily by the elimination of direct mail advertising.  Other expenses increased due primarily to seminars and travel expense, dues and miscellaneous expenses, partially offset primarily by lower stock administration expense, mortgage audit expense and consumer loan expenses.

Income Taxes

Income taxes decreased for the three months ended March 31, 2008 due to a lower effective tax rate, partially offset by higher pre-tax earnings.  The effective rate for the three months ended March 31, 2008 was 25.1%, compared to 33.7% for the three months ended March 31, 2007, due to an increase in non-taxable municipal bond income and an increase in the cash surrender value of bank-owned life insurance which is also non-taxable.

Results of Operations for the Six Months Ended March 31, 2008 and 2007

Selected Financial Data

	Six Months Ended
	March 31,
	2008	2007	% Change
Net earnings	$984,434	933,081	5.5%
Return on assets	0.59%	0.64%	(7.8)
Return on average stockholders' equity	4.16%	3.79%	9.8
Stockholders' equity-to-assets ratio	14.09%	16.76%	(15.9)
Dividend payout ratio	21.32%	24.85%	(14.2)

Net Earnings

Net earnings increased from $933,000 for the six months ended March 31, 2007 to $984,000 for the six months ended March 31, 2008.  Net earnings increased due to higher net interest income, noninterest income and lower income taxes, partially offset by a higher provision for loan losses and higher noninterest expense.

Net Interest Income

Net interest income increased from $5.0 million for the six months ended March 31, 2007 to $5.1 million for the six months ended March 31, 2008.  Net interest income increased due to growth of the Company.  Our interest rate spread increased for the six months ended March 31, 2008 by seven basis points over the three months ended December 31, 2007 primarily as a result of a significant decrease in the cost of money market checking accounts and FHLB advances, which more than offset a lower yield on interest-earning assets. Our interest rate spread was 3.11% for the six months ended March 31, 2007 and 2.98% for the six months ended March 31, 2008.  The average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased 29 and 16 basis points, respectively, for the six months ended March 31, 2008 as compared to the six months ended March 31, 2007.  We have funded loan growth since March 2007 primarily through FHLB advances and through the sale, maturity and call of agency securities and principal reductions from mortgage-backed securities.

LIBERTY BANCORP, INC.

Interest income on loans receivable increased from $8.2 million for the six months ended March 30, 2007 to $8.9 million for the comparable period in 2008. The increase is attributable to a higher average balance, partially offset by a lower average yield.  Interest income on mortgage-backed securities decreased due to a lower average balance.  Interest income on securities increased from $946,000 to $1.1 million for the comparable six month periods due to a higher average balance.  Interest income on other interest-earning assets decreased due to a lower average balance and average yield.

Interest expense on deposits increased by $302,000 for the six months ended March 31, 2008 compared to the same period in 2007, as a result of a higher average balance, partially offset by a lower average rate. The weighted-average rate on deposits decreased from 3.86% for the six months ended March 31, 2007 to 3.68% for the comparable 2008 period.  The average balance on deposits increased from $212.1 million for the six months ended March 31, 2007 to $239.1 million for the six months ended March 31, 2008.  Interest expense on FHLB advances increased due to a higher average balance, partially offset by a lower average rate.

Average Balances and Yields

The average balances and yields tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of these tables, average balances have been calculated using month-end balances and, to a lesser extent, daily balances, and nonaccrual loans are included in average balances only.  Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.  No tax equivalent adjustments were made.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

LIBERTY BANCORP, INC.

	Six Months Ended March 31,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$240,504	$8,943	7.44%	$206,697	$8,189	7.92%
Mortgage-backed securities	18,368	384	4.18	23,459	492	4.19
Securities	47,219	1,102	4.67	40,689	946	4.65
Other interest-earning assets	5,762	105	3.64	6,668	159	4.77
Total interest-earning assets	311,853	10,534	6.76	277,513	9,786	7.05

Interest-bearing liabilities:
Deposits	239,137	4,398	3.68	212,136	4,096	3.86
FHLB advances	46,402	992	4.28	27,802	633	4.55
Securities sold under agreement
to repurchase	1,758	35	4.02	2,228	39	3.47
Total interest-bearing liabilities	$287,297	5,425	3.78	$242,166	4,768	3.94

Net interest income before
provision for loan losses		$5,109			$5,018

Interest rate spread			2.98%			3.11%

Net earning assets	$24,556			$35,347

Net yield on average
interest-earning assets			3.28%			3.62%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	108.55%			114.60%

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

The provision for loan losses was $450,000 and $198,000 for the six months ended March 31, 2008 and 2007, respectively.  For the six months ended March 31, 2008, the provision of $450,000 was primarily due to loan charge-offs, and to a lesser extent, an increase in total loans receivable.  The allowance for loan losses as a percentage of total loans remained the same at 1.13% as of March 31, 2008 and September 30, 2007.

LIBERTY BANCORP, INC.
Noninterest income

	Six Months Ended
	March 31,
	2008	2007	% Change
Loan service charges	$40,047	49,723	(19.5	) %
Gain on sale of loans	134,436	106,565	26.2
Gain on sale of securities	45,597	-	NM
Change in cash surrender value of BOLI	217,678	-	NM
Deposit account service charges	553,114	483,771	14.3
	$990,872	640,059	54.8
NM Not meaningful.

Noninterest income increased for 2008 due primarily to gains on sale of securities, an increase in the cash surrender value of bank-owned life insurance and an increase in deposit account service charges.

During the six months ended March 31, 2008 and 2007, we originated loans for sale to secondary market investors of $10.0 million and $9.5 million, respectively.  We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Six Months Ended
	March 31,
	2008	2007	% Change
Compensation and benefits	$2,332,830	2,172,200	7.4%
Occupancy expense	333,244	320,762	3.9
Equipment and data processing expense	473,683	400,044	18.4
Operations from foreclosed real estate, net	153,435	169,641	(9.6)
Federal deposit insurance premiums	54,555	12,842	324.8
Professional and regulatory services	197,840	223,164	(11.3)
Advertising	131,496	151,677	(13.3)
Correspondent banking charges	132,416	126,956	4.3
Supplies	66,166	66,811	(1.0)
Other	411,751	377,531	9.1
	$4,287,416	4,021,628	6.6

Noninterest expense increased from $4.0 million for the six months ended March 31, 2007 to $4.3 million for the comparable period in 2008.    Compensation and benefits expense increased primarily due to the opening of a new branch office in Gladstone, Missouri during September 2007, salary increases, and higher stock option and restricted stock award expense, partially offset by a decrease in construction lending compensation expense.  Occupancy expense increased primarily due to building depreciation costs related to the new branch, higher utility expenses, partially offset by lower real estate taxes on branch offices.  Equipment and data processing expense increased primarily due to higher furniture and computer depreciation expense related to the new branch, higher data processing and service agreement expense, partially offset primarily by lower office equipment depreciation expense.   FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits.  Expenses from operations from foreclosed real estate, net decreased primarily due to a lower level of net losses recognized on the sale of certain properties.  Professional services decreased due to lower legal expenses and audit expenses.  Advertising expense decreased primarily due to the elimination of direct mail advertising, partially offset primarily by an increase in television advertising.    Other expenses increased primarily due to an increase in seminars and travel expense, construction loan inspection expense and telephone expense, partially offset primarily by lower stock registrar costs.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes decreased for the six months ended March 31, 2008 due to an increase in non-taxable municipal bond income and an increase in the cash surrender value of bank-owned life insurance which is also non-taxable.  The effective tax rate for the six months ended March 31, 2008 was 27.7% compared to 35.1% for the six months ended March 31, 2007.

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

Information as of March 31, 2008 concerning the Company’s exposure to market risk has not changed significantly from that disclosed under “Interest Rate Risk Management” in the Company's Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 28, 2007.

Item 4 (T).  Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIBERTY BANCORP, INC.

PART II – OTHER INFORMATION

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

Item 1A – Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on December 28, 2007.  As of March 31, 2008, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number	Average Price	Total Number of	Maximum Number
	of Shares	Paid per	Shares (or Units)	(or Approximate
	(or Units)	Share	Purchased as	Dollar Value) of
	Purchased	(or unit)	Part of Publicly	Shares (or Units)
			Announced Plans	That May Yet Be
			or Programs	Purchased Under the
Period				Plans or Programs (1)

January 1, 2008
through January 31, 2008	336,754	$10.50	336,754	41,183

February 1, 2008
through February 29, 2008	22,502	$10.35	22,502	426,851

March 1, 2008
through March 31, 2008	77,700	$10.48	77,700	349,151

Total	436,956	$10.49	436,956

(1) On August 6, 2007, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to 476,119 shares, or 10%, of the Company’s outstanding common stock.  On December 20, 2007, a second stock repurchase program was approved to acquire up to 222,048 shares, or 5%, of the Company’s outstanding common stock.  On February 22, 2008, a third stock repurchase program was approved to acquire up to 408,170, or 10%, of the Company’s outstanding stock.  There are no expiration dates for the repurchase programs.  Repurchased shares are held in treasury.

LIBERTY BANCORP, INC.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

On February 6, 2008 the Company held its Annual Meeting of Stockholders.  Stockholders voted on the following matter at the annual meeting:

(i)	The election of the following director of the Company:

DIRECTOR:	VOTES FOR	VOTES WITHHELD

Brent M. Giles	3,882,846	293,466

       There were no broker nonvotes on the matter.

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

LIBERTY BANCORP, INC.
(Registrant)

DATE:	May 14, 2008	BY:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Principal Executive Officer)

		BY:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)