Form 10-Q
period 2008-06-30
LIBERTY BANCORP INC
filed 2008-08-14
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________________	to	____________________

Commission File Number:  000-51992

LIBERTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	20-4447023
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16 West Franklin Street, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (816) 781-4822

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  .  No  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ___ Accelerated filer ____ Non-accelerated filer (Do not check if a smaller reporting company.)  ___ Smaller reporting company _X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ .  No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 14, 2008
Common Stock, par value $0.01 per share	3,944,876

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

LIBERTY BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
Assets	2008	2007
Cash and due from banks	$4,709,651	6,502,289
Federal funds sold	4,881,000	2,540,000
Total cash and cash equivalents	9,590,651	9,042,289
Securities available for sale- taxable, at market value (amortized cost
of $24,320,237 and $34,950,041, respectively)	24,833,740	35,241,932
Securities available for sale - non-taxable, at market value (amortized
cost of $11,721,838 and $12,839,161, respectively)	11,707,409	12,740,587
Mortgage-backed securities - available for sale, at market value
(amortized cost of $15,083,033 and $19,620,825, respectively)	15,046,213	19,276,996
Stock in Federal Home Loan Bank of Des Moines	3,533,300	1,531,200
Loans receivable, net of allowance for loan losses
of $3,069,577 and $3,010,904, respectively	251,428,547	232,307,925
Loans held for sale	1,825,771	719,086
Premises and equipment, net	9,815,386	8,744,846
Bank-owned life insurance (BOLI)	8,428,403	8,101,192
Foreclosed real estate, net	2,668,698	1,675,871
Accrued interest receivable	1,808,990	2,055,814
Other assets	2,087,013	1,748,249
Total assets	$342,774,121	333,185,987

Liabilities and Stockholders' Equity
Deposits	$225,810,664	252,305,482
Accrued interest payable	305,072	601,285
Advances from FHLB	70,265,872	26,430,394
Securities sold under agreement to repurchase	1,205,144	1,221,184
Advances from borrowers for taxes and insurance	605,004	905,606
Other liabilities	1,027,108	1,439,195
Accrued income taxes	-	88,308
Total liabilities	299,218,864	282,991,454
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,712 and 4,761,187 shares issued at June 30, 2008 and
September 30, 2007, respectively	47,617	47,612
Treasury stock, at cost, 809,336 shares at June 30, 2008	(8,498,110)	-
Additional paid-in capital	32,234,310	31,923,289
Common stock acquired by ESOP	(531,302)	(701,309)
Accumulated other comprehensive earnings (loss), net	363,631	(12,619)
Retained earnings - substantially restricted	19,939,111	18,937,560
Total stockholders' equity	43,555,257	50,194,533
Total liabilities and stockholders' equity	$342,774,121	333,185,987

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$4,287,809	4,401,544	13,231,211	12,590,319
Mortgage-backed securities	166,731	228,017	550,423	719,685
Securities - taxable	339,555	447,515	1,169,574	1,253,177
Securities - non-taxable	132,275	80,116	403,763	220,980
Other interest-earning assets	21,930	86,461	127,108	245,780
Total interest income	4,948,300	5,243,653	15,482,079	15,029,941
Interest expense:
Deposits	1,503,786	2,315,102	5,901,424	6,411,426
Securities sold under agreement to repurchase	12,778	20,661	48,147	59,337
Advances from FHLB	506,935	356,878	1,498,554	990,313
Total interest expense	2,023,499	2,692,641	7,448,125	7,461,076
Net interest income	2,924,801	2,551,012	8,033,954	7,568,865
Provision for loan losses	1,173,000	267,105	1,623,175	465,307
Net interest income after
provision for loan losses	1,751,801	2,283,907	6,410,779	7,103,558
Noninterest income:
Loan service charges	13,236	20,450	53,282	70,173
Gain on sale of loans	105,238	73,875	239,674	180,440
Gain on sale of securities available for sale	-	-	45,597	-
Change in cash surrender value of BOLI	109,533	3,984	327,211	3,984
Deposit account and other service charges	312,154	264,918	865,268	748,689
Total noninterest income	540,161	363,227	1,531,032	1,003,286
Noninterest expense:
Compensation and benefits	1,008,015	1,147,174	3,340,846	3,319,374
Occupancy expense	163,555	145,724	496,799	466,488
Equipment and data processing expense	227,965	195,464	701,647	595,508
Operations from foreclosed real estate, net	20,282	106,292	173,717	275,932
FDIC premium expense	37,240	6,842	91,795	19,684
Professional and regulatory services	97,685	99,791	295,526	322,954
Advertising	48,813	66,358	180,309	218,035
Correspondent banking charges	70,409	65,183	202,824	192,139
Supplies	30,126	30,955	96,292	97,766
Other	182,083	169,353	593,834	546,884
Total noninterest expense	1,886,173	2,033,136	6,173,589	6,054,764
Earnings before income taxes	405,789	613,998	1,768,222	2,052,080
Income taxes	82,000	208,000	460,000	713,000
Net earnings	$323,789	405,998	1,308,222	1,339,080
Basic and diluted earnings per share	$0.09	0.09	0.32	0.29
Dividends per share	$0.025	0.025	0.075	0.075

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net earnings	$323,789	405,998	1,308,222	1,339,080
Other comprehensive earnings:
Reclassification adjustment for gain included in earnings, net of tax	-	-	(28,726)	-
Unrealized gains (losses) arising during the period, net of tax	(499,085)	(313,301)	414,769	1,248
Amortization of unrecognized gain, net - SFAS No. 158	(3,264)	-	(9,793)	-
Comprehensive earnings (loss)	$(178,560)	92,697	1,684,472	1,340,328

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$1,308,222	1,339,080
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	430,331	343,051
ESOP expense	229,637	249,880
Stock option and incentive plan expense	246,060	147,318
Amortization of premiums (discounts) on investments, net	(20,531)	(67,956)
Amortization of deferred loan fees, net	(241,240)	(229,213)
Provision for loan losses	1,623,175	465,307
Loans held for sale - originated	(19,205,729)	(15,557,751)
Loans held for sale - proceeds from sale	18,338,718	14,797,188
Loss on foreclosed real estate, net	135,820	226,329
Gain on sale of securities available for sale	(45,597)	-
Gain on sale of loans	(239,674)	(180,440)
Increase in cash surrender value of bank-owned life insurance	(327,211)	(3,984)
Decrease (increase) in:
Accrued interest receivable	246,824	(428,522)
Other assets	(565,489)	(138,296)
Increase (decrease) in:
Accrued interest on deposits and other liabilities	(718,093)	207,806
Accrued income taxes	(88,308)	(160,727)
Net cash provided by (used for) operating activities	1,106,915	1,009,070
Cash flows from investing activities:
Net change in loans receivable	(24,281,084)	(32,103,953)
Mortgage-backed securities:
Available for sale - principal collections	4,530,450	3,811,123
Securities available for sale:
Principal collections	41,180	-
Purchased	(448,061)	(16,051,584)
Proceeds from sales	7,292,478	-
Proceeds from maturity or call	4,935,000	4,350,000
Proceeds from foreclosed real estate, net	2,649,880	1,641,392
Purchase of stock in FHLB of Des Moines	(2,385,071)	(1,300,100)
Redemption of stock in FHLB of Des Moines	382,971	1,497,900
Purchase of premises and equipment	(1,500,869)	(1,536,693)
Purchase of bank-owned life insurance policy	-	(3,000,000)
Net cash provided by (used for) investing activities	$(8,783,126)	(42,691,915)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)

	Nine Months Ended
	June 30,
	2008	2007

Cash flows from financing activities:
Net increase (decrease) in deposits	$(26,494,818)	44,674,074
Increase (decrease) in advances from
borrowers for taxes and insurance	(300,602)	(222,849)
Proceeds from advances from the FHLB	824,350,000	186,900,000
Repayment of advances from the FHLB	(780,514,522)	(189,500,008)
Securities sold under agreement to repurchase:
Proceeds	7,274,400	43,408,840
Repayments	(7,290,440)	(44,087,538)
Proceeds from exercise of stock options	4,347	8,695
Repurchase of common stock	(8,498,110)	(1,399,608)
Other contributed capital	989	-
Cash dividends	(306,671)	(347,862)
Net cash provided by (used for)
financing activities	8,224,573	39,433,744
Net increase (decrease) in cash and cash equivalents	548,362	(2,249,101)
Cash and cash equivalents at beginning of period	9,042,289	13,403,701
Cash and cash equivalents at end of period	$9,590,651	11,154,600

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$6,197,522	6,277,461
Interest on securities sold under agreement to repurchase	48,242	59,416
Interest on advances from FHLB of Des Moines	1,466,355	971,463
Income taxes	816,126	1,010,420
Real estate acquired in settlement of loans	3,778,527	4,044,067
Loans originated to finance the sale of foreclosed real estate	-	2,374,710

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three-month and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2007 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 28, 2007.

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

Liberty Bancorp, Inc. (the “Company” or “Liberty Bancorp”) a Missouri corporation, was formed on February 14, 2006 and became the holding company for BankLiberty (formerly Liberty Savings Bank, F.S.B., and referred to herein as the “Bank”) upon completion of the Bank’s conversion (the “Conversion”) from a mutual holding company form to a stock holding company structure on July 21, 2006.  A total of 2,807,383 shares of common stock were sold in the stock offering at the price of $10.00 per share.  In addition, a total of approximately 1,952,754 shares of common stock were issued to the minority shareholders of the former Liberty Savings Bank, F.S.B. representing an exchange ratio of 3.5004 shares of Company common stock for each share of Liberty Savings Bank, F.S.B. common stock.  Fractional shares in the aggregate, or 36 shares, were redeemed for cash. Total shares outstanding after the stock offering and the exchange totaled 4,760,137 shares.   Net proceeds of $25.6 million were raised in the stock offering, excluding $1.2 million which was loaned by the Company to a trust for the Bank’s Employee Stock Ownership Plan (the “ESOP”), enabling it to finance the purchase of 153,263 shares of common stock in the offering and exchange.  Direct offering costs totaled approximately $1.3 million.  In addition, as part of the second-step conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank received $694,000 previously held by this entity.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(3)	Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Company for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	$323,789	405,998	1,308,222	1,339,080

Weighted-average shares - Basic EPS	3,777,356	4,587,316	4,072,269	4,609,333
Stock options - treasury stock method	34,040	46,967	39,179	47,929
Weighted-average shares - Diluted EPS	3,811,396	4,634,283	4,111,448	4,657,262
Basic and diluted earnings per common share	$0.09	0.09	0.32	0.29
Anti-dilutive shares	104,267	90,753	88,958	35,955

(4)	Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$1,670	1,671	5,011	5,013
Interest cost	3,678	4,576	11,033	13,728
Amortization of transition obligation	3,136	3,134	9,406	9,402
Amortization of prior service cost	(2,415)	(2,416)	(7,246)	(7,248)
Amortization of actuarial gain	(5,343)	(3,050)	(16,027)	(9,150)
Over (under) accrual	-	(15)	-	(45)
Net periodic cost	$726	3,900	2,177	11,700

Directors’ retirement plan expense was $16,048 and $19,800 for the nine months ended June 30, 2008 and 2007, respectively.   The expense consisted primarily of interest cost.

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

The Company has estimated the fair value of awards granted during the nine months ended June 30, 2007 under its stock option plan utilizing the Black-Scholes pricing model to be $3.00.  There were no awards granted during the three months ended June 30, 2008 and 2007 or the nine months ended June 30, 2008.  The assumptions used in the Black-Scholes pricing model and fair value of awards were as follows:

	Nine Months Ended
	June 30,
	2008	2007
Expected dividend yield	-	2.00%
Risk-free interest rate	-	4.53%
Expected life of options	-	7.50 years
Expected volatility	-	21.70%
Fair value of awards	$-	$3.00

Stock option compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Pretax	$18,906	21,107	$61,120	46,446

After tax	17,979	13,509	58,339	29,726

Basic and diluted earnings per share	$0.00	0.00	$0.01	0.01

At June 30, 2008, the total unrecognized compensation expense related to nonvested stock options was approximately $158,000 and is expected to be recognized over the weighted-average period of 2.85 years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity under the Plan for the nine months ended June 30, 2008 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2007	323,063	$8.40	7.75	$797,568
Granted	-	-	-	-
Exercised	(525)	8.28	-	-
Expired	-	-	-	-
Forfeited	(1,050)	-	-	-
Outstanding at June 30, 2008	321,488	8.40	6.97	398,766
Exercisable at June 30, 2008	222,160	7.53	6.50	368,805
Vested and expected to vest at
June 30, 2008	222,160	$7.53	6.50	$368,805

A summary of the total value of options exercised, the amount of cash received from the exercise of stock options, and the total fair value of shares vested is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Intrinsic value of options exercised	$-	-	1,076	2,909

Cash received from the exercise of options	-	-	4,347	8,695

Fair value of shares vested	64,306	72,685	291,875	119,109

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Restricted Compensation Expense	$61,647	66,325	184,941	100,872

At June 30, 2008, the total unrecognized expense was $904,000 and is expected to be recognized in 3.66 years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

A summary of the Company’s nonvested stock award activity for the nine months ended June 30, 2008 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2007	109,400	$11.27
Granted	-	-
Vested	(21,880)	11.27
Forfeited	-	-
Nonvested at June 30, 2008	87,520	$11.27

(6)	Securities

Securities having a continuous unrealized loss position at June 30, 2008 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
State and municipal obligations	$980,010	(18,189)	3,452,278	(52,188)	4,432,288	(70,377)
Available for sale- equity securities	499,689	(7,073)	37,260	(427)	536,949	(7,500)
	$1,479,699	(25,262)	3,489,538	(52,615)	4,969,237	(77,877)

Mortgage-backed securities having a continuous unrealized loss position at June 30, 2008 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
FHLMC	$-	-	4,520,781	(21,028)	4,520,781	(21,028)
FNMA	-	-	3,938,479	(51,054)	3,938,479	(51,054)
FNMA - CMO	-	-	120,774	(8,201)	120,774	(8,201)
GNMA - CMO	-	-	253,773	(1,588)	253,773	(1,588)
	$-	-	8,833,807	(81,871)	8,833,807	(81,871)

Unrealized losses are related to changes in market interest rates and not the credit quality of the issuers.

(7)	Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), effective October 1, 2007.  No adjustment was recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as State of Missouri income taxes.  Tax years ending September 30, 2005 through September 30, 2007 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At June 30, 2008, there was no accrual for uncertain tax positions or related interest.

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

Pending Acquisition

On March 31, 2008 Liberty Bancorp, Inc. entered into an Amended and Restated Acquisition Agreement and Plan of Merger to acquire KLT Bancshares, Inc. and its wholly owned subsidiary Farley State Bank, a Missouri bank for a cash purchase price.   At March 31, 2008 Farley State Bank had assets of $39.5 million, liabilities of $36.2 million and capital of $3.3 million. A regulatory application was filed with the Office of Thrift Supervision (the “OTS”) on April 4, 2008 seeking approval of the proposed acquisition.   On August 7, 2008 the Company received approval for this acquisition subject to certain conditions. It is currently expected that the transaction will close in the fourth calendar quarter of 2008.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.  At June 30, 2008, we operated out of our main office in Liberty, Missouri and six additional retail banking facilities in the Kansas City metropolitan area. The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits.  The Bank is a member of the Federal Home Loan Bank System.

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

Commitments to originate loans are legally binding agreements to lend to our customers.  Letters of credit are conditional commitments issued by us to guarantee the performance of the borrower to a third party.  The following table sets forth information regarding off-balance sheet financial instruments as of June 30, 2008:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$8,010,376	6,961,100

Commitments for unused lines of credit	$358,802	10,855,649

Commitments for undisbursed loans	$6,950,806	13,753,488

Commitments for letters of credit	$372,736	-

Financial Condition

Total assets increased from $333.2 million at September 30, 2007 to $342.8 million at June 30, 2008.  Cash and cash equivalents increased $548,000 from September 30, 2007 to June 30, 2008.   Securities available for sale decreased from $48.0 million at September 30, 2007 to $36.5 million at June 30, 2008 due to sales, maturities and calls of securities, partially offset by the purchase of two securities.  Mortgage-backed securities available for sale decreased from $19.3 million at September 30, 2007 to $15.0 million at June 30, 2008 due to principal repayments and maturities.  Stock in the Federal Home Loan Bank of Des Moines increased by $2.0 million due to stock purchase requirements as a result of a higher level of advances.  Loans receivable increased by $19.1 million to $251.4 million at June 30, 2008 primarily due to increased activity in commercial real estate lending, partially offset primarily by a decrease in construction and development lending.  Premises and equipment, net increased $1.1 million to $9.8 million at June 30, 2008 due to the purchase of land and expenditures relating to the construction of two new branches.  The cash surrender value of bank-owned life insurance increased by $327,000 to $8.4 million as of June 30, 2008 as compared to $8.1 million as of September 30, 2007.  Foreclosed real estate, net at June 30, 2008 totaled $2.7 million, an increase of $993,000 from $1.7 million at September 30, 2007. Foreclosed real estate, net consists of three single-family lots, ten spec construction properties, two single family homes and one residential development property.  Other assets increased due to direct acquisition costs related to the pending acquisition of KLT Bancshares, Inc. and an increase in certain prepaid items.

Total liabilities increased $16.2 million to $299.2 million at June 30, 2008 compared to $283.0 million at September 30, 2007.  Deposits decreased from $252.3 million at September 30, 2007 to $225.8 million at June 30, 2008 primarily due to a decrease in short-term certificate accounts, money market accounts and brokered certificates, partially offset primarily by an increase in noninterest and interest-bearing checking accounts and long-term certificates.  Other liabilities decreased due primarily to a lower level of accrued payroll expense and accrued real estate taxes, both attributable to the timing of payments.  Advances from the FHLB increased by $43.8 million to $70.3 million at June 30, 2008.  Additional FHLB advances were used as a lower cost of funding source.  Advances from borrowers for taxes and insurance decreased by $301,000 due to calendar year-end payment of real estate taxes on behalf of borrowers.  Accrued interest payable decreased due primarily to a lower balance and weighted-average rate of deposits.  Accrued income taxes decreased due to the timing of tax payments.

Stockholders’ equity decreased by $6.6 million from $50.2 million at September 30, 2007 to $43.6 million at June 30, 2008 due to the repurchase of common stock totalling $8.5 million and the payment of cash dividends, partially offset by net earnings of $1.3 million for the nine months ended June 30, 2008, amortization of ESOP and stock-based incentive awards and unrealized gains, net of taxes, on investments.  During the nine months ended June 30, 2008 and 2007, the Company paid cash dividends of $306,671 and $347,862, respectively.

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

The Bank's actual and required capital amounts and ratios at June 30, 2008 were as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$38,141
Computer software costs	(136)
Unrecognized gain, net - SFAS No. 158	(72)
Unrealized gain on securities AFS, net	(296)
Tangible capital	$37,637	11.1%	$5,082	1.5%
General valuation allowance	3,070

Total capital to risk-weighted assets	$40,707	14.5%	$22,435	8.0%	$28,044	10.0%

Tier 1 capital to risk-weighted assets	$37,637	13.4%	$11,218	4.0%	$16,827	6.0%

Tier 1 capital to total assets	$37,637	11.1%	$13,551	4.0%	$16,939	5.0%

LIBERTY BANCORP, INC.

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated:

	June 30,	September 30,
	2008	2007

Nonaccrual loans	$3,434,408	3,422,257
Accruing loans past due 90 days or more	77,816	-
Total impaired loans	$3,512,224	3,422,257

Allowance for losses on impaired loans	$406,558	370,116

Impaired loans with no allowance for loan losses	$124,681	-

On occasion, the Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At June 30, 2008, these loans amounted to $6.9 million.

At June 30, 2008, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as nonaccrual, 90 days past due, or restructured.

Under our internal review policy, loans classified as substandard increased from $3.8 million at September 30, 2007 to $6.4 million at June 30, 2008.  Substandard loans were secured by eleven spec construction properties, six single family homes, one residential development and one commercial building.   Special mention loans at June 30, 2008 totaled $3.3 million as compared to $1.4 million at September 30, 2007.  Loans classified as special mention at June 30, 2008 were secured by fifteen spec construction  properties and two 1-4 family rental properties.   All special mention loans were to one borrower.

Following is a summary of activity in the allowance for loan losses:

	Nine Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$3,010,904	$2,144,121
Charge-offs	(1,582,408)	(48,442)
Recoveries	17,906	22,080
Provision charged to expense	1,623,175	465,307
Balance at end of period	$3,069,577	$2,583,066

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

LIBERTY BANCORP, INC.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Selected Financial Data

	Three Months Ended
	June 30,
	2008	2007	% Change
Net earnings	$323,789	405,998	(20.2	) %
Return on assets	0.38%	0.52%	(26.9)
Return on average stockholders' equity	2.95%	3.31%	(10.9)
Stockholders' equity-to-assets ratio	12.93%	15.61%	(17.2)
Dividend payout ratio	29.90%	28.56%	4.7

Net Earnings

Net earnings decreased from $406,000 for the three months ended June 30, 2007 to $324,000 for the three months ended June 30, 2008.  Net earnings decreased due to a higher provision for loan losses partially offset by higher net interest income, noninterest income and lower noninterest expense and income taxes.  Basic and diluted earnings per share remained the same at $0.09 for the three months ended June 30, 2007 and 2008.  The repurchase of common stock was offset by lower net earnings which resulted in no change in diluted earnings per share.

Net Interest Income

Net interest income increased from $2.6 million for three months ended June 30, 2007 to $2.9 million for the three months ended June 30, 2008.  A higher interest rate spread was partially offset by a lower level of net interest-earning assets.  Our interest rate spread improved by 61 basis points, when compared to the three months ended June 30, 2007, as a result of a significant decrease in the cost of deposits and FHLB advances, which more than offset a lower yield on interest-earning assets.  Our interest rate spread was 2.95% for the three months ended June 30, 2007 and 3.56% for the three months ended June 30, 2008. The average yield on interest-earning assets decreased by 80 basis points and the average cost of interest-bearing liabilities also decreased by 141 basis points for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Net interest-earning assets have decreased due to the purchase of bank-owned life insurance, the repurchase of common stock and an increase in premises and equipment due to the acquisition and construction of new retail branch facilities.  We have funded loan growth since March 2008 primarily through an increase in deposits.

Interest income on loans receivable decreased from $4.4 million for the three months ended June 30, 2007 to $4.3 million for the comparable period in 2008. The decrease is attributable to a lower average yield, partially offset by a higher average balance. The lower average yield is due to a decrease in the prime rate which affects a significant amount of our commercial and construction loans. The higher average balance is due primarily to an increase in commercial real estate loans, partially offset primarily by a decrease in single-family construction loans. Interest income on mortgage-backed securities decreased due to a lower average balance.  Interest income on securities decreased from $528,000 to $472,000 for the comparable three month periods due to a lower average balance and average yield.

Interest expense on deposits decreased by $811,000 for the three months ended June 30, 2008 compared to the same period in 2007, as a result of primarily a lower average rate.  The weighted-average rate on deposits decreased from 4.05% for the three months ended June 30, 2007 to 2.70% for the comparable 2008 period. Interest expense on FHLB advances increased by $150,000 for the comparable three month periods due to a higher average balance, partially offset by a lower average rate.

LIBERTY BANCORP, INC.

Average Balances and Yields

The average balances and yields tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of these tables, average balances have been calculated using month-end balances and, to a lesser extent, daily balances.  Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.  No tax equivalent adjustments were made.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

	Three Months Ended June 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$252,081	$4,288	6.80%	$221,879	$4,402	7.94%
Mortgage-backed securities	15,963	166	4.16	21,719	228	4.20
Securities	40,672	472	4.64	45,103	528	4.68
Other interest-earning assets	5,109	22	1.72	6,357	86	5.41
Total interest-earning assets	313,825	4,948	6.31	295,058	5,244	7.11

Interest-bearing liabilities:
Deposits	222,929	1,504	2.70	228,802	2,315	4.05
FHLB advances	69,812	507	2.90	28,305	357	5.05
Securities sold under agreement
to repurchase	1,281	13	3.99	2,016	21	4.10
Total interest-bearing liabilities	$294,022	2,024	2.75	$259,123	2,693	4.16

Net interest income before
provision for loan losses		$2,924			$2,551

Interest rate spread			3.56%			2.95%

Net earning assets	$19,803			$35,935

Net yield on average
interest-earning assets			3.73%			3.46%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	106.74%			113.87%

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

The provision for loan losses was $1.2 million and $267,000 for the three months ended June 30, 2008 and 2007, respectively.   For the three months ended June 30, 2008, the provision of $1.2 million was due to loan charge-offs, an increase in classified loans, and to a lesser extent, an increase in loans receivable.  Charge-offs were primarily attributable to construction and development lending.  The allowance for loan losses as a percentage of total gross loans decreased to 1.12% as of June 30, 2008, as compared to 1.13% as of March 31, 2008.   Special mention and substandard loans increased by $1.8 million and $1.7 million, respectively,  as of June 30, 2008 compared to March 31, 2008 due primarily to additional construction and development loans.  The increase in special mention and substandard loans is due primarily to current local economic conditions in the housing and construction markets.

Noninterest income

	Three Months Ended
	June 30,
	2008	2007	% Change
Loan service charges	$13,236	20,450	(35.3	) %
Gain on sale of loans	105,238	73,875	42.5
Change in cash surrender value of BOLI	109,533	3,984	NM
Deposit account and other service charges	312,154	264,918	17.8
	$540,161	363,227	48.7

NM -  Not meaningful.

Noninterest income increased for 2008 due primarily to an increase in the cash surrender value of bank-owned life insurance.

During the three months ended June 30, 2008 and 2007, we originated loans for sale to secondary market investors of $9.2 million and $6.0 million, respectively.  We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Three Months Ended
	June 30,
	2008	2007	% Change
Compensation and benefits	$1,008,015	1,147,174	(12.1	) %
Occupancy expense	163,555	145,724	12.2
Equipment and data processing expense	227,965	195,464	16.6
Operations from foreclosed real estate, net	20,282	106,292	(80.9)
FDIC premium expense	37,240	6,842	444.3
Professional and regulatory services	97,685	99,791	(2.1)
Advertising	48,813	66,358	(26.4)
Correspondent banking charges	70,409	65,183	8.0
Supplies	30,126	30,955	(2.7)
Other	182,083	169,353	7.5
	$1,886,173	2,033,136	(7.2)

LIBERTY BANCORP, INC.

Noninterest expense decreased from $2.0 million for the three months ended June 30, 2007 to $1.9 million for the comparable period in 2008.  Compensation and benefits expense decreased primarily due to lower compensation expense in the construction and commercial loan departments and lower expenses for incentive-based compensation, partially offset by the opening of a new branch office in Gladstone, Missouri and merit salary increases.  Occupancy expense increased due primarily to higher building depreciation expense and real estate taxes on new branch offices and utility expense. Equipment and data processing expense increased due primarily to higher computer and furniture depreciation expense due to the Gladstone branch, higher data processing expense and an increase in repairs and maintenance expense, partially offset  by lower website and office equipment depreciation expense. FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits. Expenses from operations from foreclosed real estate, net decreased due primarily to lower losses on sale of foreclosed real estate and maintenance expense.   Professional and regulatory services decreased primarily due to lower audit expenses, partially offset by higher legal expenses. Advertising expense decreased due to the elimination of direct mail advertising, partially offset primarily by an increase in television advertising costs. Other expenses increased due primarily to higher stock administration expense, liability insurance and miscellaneous expenses, partially offset by lower mortgage website administration expense and consumer loan expenses.

Income Taxes

Income taxes decreased for the three months ended June 30, 2008 due to a lower effective tax rate.  The effective rate for the three months ended June 30, 2008 was 20.2%, compared to 33.9% for the three months ended June 30, 2007, due to an increase in non-taxable municipal bond income and an increase in the cash surrender value of bank-owned life insurance which is also non-taxable.

Results of Operations for the Nine Months Ended June 30, 2008 and 2007

Selected Financial Data

	Nine Months Ended
	June 30,
	2008	2007	% Change
Net earnings	$1,308,222	1,339,080	(2.3	) %
Return on assets	0.52%	0.59%	(11.9)
Return on average stockholders' equity	3.76%	3.63%	3.6
Stockholders' equity-to-assets ratio	13.74%	16.25%	(15.4)
Dividend payout ratio	23.44%	25.98%	(9.8)

Net Earnings

Net earnings remained virtually the same at $1.3 million for the nine months ended June 30, 2008 and 2007.  Higher net interest and noninterest income and lower income tax expense was offset by a higher provision for loan losses and higher noninterest expense.

Net Interest Income

Net interest income increased from $7.6 million for the nine months ended June 30, 2007 to $8.0 million for the nine months ended June 30, 2008.  Net interest income increased due to a higher interest rate spread, partially offset by a lower level of net interest-earning assets.  Our interest rate spread increased for the nine months ended June 30, 2008 by 13 basis points when compared to the nine months ended June 30, 2007 primarily as a result of a significant decrease in the cost of deposits and FHLB advances, which more than offset a lower yield on interest-earning assets. Our interest rate spread was 3.04% for the nine months ended June 30, 2007 and 3.17% for the nine months ended June 30, 2008.  The average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased 46 and 59 basis points, respectively, for the nine months ended June 30, 2008 as compared to the nine months ended June 30, 2007.  We have funded loan growth since March 2007 primarily through FHLB advances and through the sale, maturity and call of agency securities and principal reductions from mortgage-backed securities.

LIBERTY BANCORP, INC.

Interest income on loans receivable increased from $12.6 million for the nine months ended June 30, 2007 to $13.2 million for the comparable period in 2008. The increase is attributable to a higher average balance, partially offset by a lower average yield.  Interest income on mortgage-backed securities decreased due to a lower average balance.  Interest income on securities increased from $1.5 million to $1.6 million for the comparable nine month periods due to a higher average balance.  Interest income on other interest-earning assets decreased due to a lower average balance and average yield.

Interest expense on deposits decreased by $510,000 for the nine months ended June 30, 2008 compared to the same period in 2007 as a result of a higher average balance, partially offset by a lower average rate. The weighted-average rate on deposits decreased from 3.94% for the nine months ended June 30, 2007 to 3.35% for the comparable 2008 period.  The average balance on deposits increased from $216.9 million for the nine months ended June 30, 2007 to $234.7 million for the nine months ended June 30, 2008.  Interest expense on FHLB advances increased due to a higher average balance, partially offset by a lower average rate.

Average Balances and Yields

The average balances and yields tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of these tables, average balances have been calculated using month-end balances and, to a lesser extent, daily balances.  Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.  No tax equivalent adjustments were made.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

LIBERTY BANCORP, INC.

	Nine Months Ended June 30,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$244,522	$13,231	7.21%	$212,213	$12,590	7.91%
Mortgage-backed securities	17,558	551	4.18	22,874	720	4.20
Securities	45,158	1,573	4.64	42,167	1,474	4.66
Other interest-earning assets	5,484	127	3.09	6,622	246	4.95
Total interest-earning assets	312,722	15,482	6.60	283,876	15,030	7.06

Interest-bearing liabilities:
Deposits	234,667	5,901	3.35	216,901	6,412	3.94
FHLB advances	53,464	1,499	3.74	28,184	990	4.68
Securities sold under agreement
to repurchase	1,583	48	4.04	2,205	59	3.59
Total interest-bearing liabilities	$289,714	7,448	3.43	$247,290	7,461	4.02

Net interest income before
provision for loan losses		$8,034			$7,569

Interest rate spread			3.17%			3.04%

Net earning assets	$23,008			$36,586

Net yield on average
interest-earning assets			3.43% %			3.56%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	107.94%			114.79%

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

The provision for loan losses was $1.6 million and $465,000 for the nine months ended June 30, 2008 and 2007, respectively.  For the nine months ended June 30, 2008, the provision of $1.6 million was primarily due to loan charge-offs, an increase in classified loans, and to a lesser extent, an increase in loans receivable.  Charge-offs were primarily attributable to construction and development lending. The allowance for loan losses as a percentage of total gross loans decreased to 1.12% as of June 30, 2008 as compared to 1.13% at September 30, 2007.   Special mention and substandard loans increased by $1.9 million and $2.6 million,  respectively, as of June 30, 2008 compared to September 30, 2007 due primarily to additional construction and development loans.  The increase in special mention and substandard loans is due primarily to current local economic conditions in the housing and construction markets.

LIBERTY BANCORP, INC.

Noninterest income

	Nine Months Ended
	June 30,
	2008	2007	% Change
Loan service charges	$53,282	70,173	(24.1	) %
Gain on sale of loans	239,674	180,440	32.8
Gain on sale of securities	45,597	-	NM
Change in cash surrender value of BOLI	327,211	3,984	NM
Deposit account service charges	865,268	748,689	15.6
	$1,531,032	1,003,286	52.6

NM -  Not meaningful.

Noninterest income increased for 2008 due primarily to an increase in the cash surrender value of bank-owned life insurance and an increase in deposit account service charges.

During the nine months ended June 30, 2008 and 2007, we originated loans for sale to secondary market investors of $19.2 million and $15.6 million, respectively.  We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Nine Months Ended
	June 30,
	2008	2007	% Change
Compensation and benefits	$3,340,846	3,319,374	0.6%
Occupancy expense	496,799	466,488	6.5
Equipment and data processing expense	701,647	595,508	17.8
Operations from foreclosed real estate, net	173,717	275,932	(37.0)
FDIC premium expense	91,795	19,684	NM
Professional and regulatory services	295,526	322,954	(8.5)
Advertising	180,309	218,035	(17.3)
Correspondent banking charges	202,824	192,139	5.6
Supplies	96,292	97,766	(1.5)
Other	593,834	546,884	8.6
	$6,173,589	6,054,764	2.0

Noninterest expense increased from $6.1 million for the nine months ended June 30, 2007 to $6.2 million for the comparable period in 2008.  Compensation and benefits expense increased primarily due to the opening of a new branch office in Gladstone, Missouri during September 2007, merit salary increases and higher stock option and restricted stock award expense, partially offset by a decrease in compensation expense in the construction and commercial loan departments and lower expenses for incentive-based compensation. Occupancy expense increased primarily due to building depreciation costs related to the new branch, higher utility expenses, partially offset by lower real estate taxes on branch offices.  Equipment and data processing expense increased primarily due to higher furniture and computer depreciation expense related to the new branch, higher data processing and service agreement expense, partially offset by lower office equipment depreciation expense and web site expenses.   FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits. Expenses from operations from foreclosed real estate, net decreased primarily due to a lower level of net losses recognized on the sale of foreclosed real estate, property insurance expense and maintenance expense.  Professional and regulatory services decreased due primarily to lower audit expenses, partially offset by higher legal expenses. Advertising expense decreased primarily due to the elimination of direct mail advertising, partially offset by an increase in television advertising. Other expenses increased primarily due to an increase in seminars and travel expense, telephone expense and postage expense, partially offset primarily by lower stock registrar costs and consumer loan expenses.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes decreased for the nine months ended June 30, 2008 due to an increase in non-taxable municipal bond income and an increase in the cash surrender value of bank-owned life insurance which is also non-taxable.  The effective tax rate for the nine months ended June 30, 2008 was 26.0% compared to 34.7% for the nine months ended June 30, 2007.

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

Information as of June 30, 2008 concerning the Company’s exposure to market risk has not changed significantly from that disclosed under “Interest Rate Risk Management” in the Company's Form 10-K for the year ended September 30, 2007 filed with the Securities and Exchange Commission on December 28, 2007.

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

Item 1A – Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2007 filed with the Securities and Exchange Commission on December 28, 2007.  As of June 30, 2008, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number	Average Price	Total Number of	Maximum Number
	of Shares	Paid per	Shares (or Units)	(or Approximate
	(or Units)	Share	Purchased as	Dollar Value) of
	Purchased	(or unit)	Part of Publicly	Shares (or Units)
			Announced Plans	That May Yet Be
			or Programs	Purchased Under the
Period				Plans or Programs (1)

April 1, 2008
through April 30, 2008	18,650	$10.05	18,650	330,501

May 1, 2008
through May 31, 2008	22,000	$10.31	22,000	308,501

June 1, 2008
through June 30, 2008	11,500	$10.05	11,500	297,001

Total	52,150	$10.16	52,150

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

LIBERTY BANCORP, INC.
(Registrant)

DATE: August 14, 2008	BY:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)