Form 10-K
period 2008-09-30
LIBERTY BANCORP INC
filed 2008-12-29
CIK 1353268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to                .

Commission file number: 0-51992

                LIBERTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	20-4447023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 West Franklin Street, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (816) 781-4822

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:   YES ☐ NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO  ☒

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $27,349,560, based upon the closing price ($10.00 per share) of the registrant’s common stock as quoted on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2008).

The number of shares outstanding of the registrant’s common stock as of December 22, 2008 was 3,842,210.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders. (Part III)

This report contains “forward-looking statements” within the meaning of the federal securities laws.  These statements are not historical facts; rather, they are statements based on Liberty Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” and similar expressions.

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

PART I

Item 1. Business

General

Liberty Bancorp, Inc. (the “Company” or “Liberty Bancorp”) was organized as a Missouri corporation at the direction of BankLiberty, formerly “Liberty Savings Bank, F.S.B.” (the “Bank” or “BankLiberty”), in February 2006 to become the holding company for the Bank upon the completion of the “second-step” mutual-to-stock conversion (the “Conversion”) of Liberty Savings Mutual Holding Company (the “MHC”).  The Conversion was completed on July 21, 2006.  As part of the Conversion, the MHC merged into the Bank, thereby ceasing to exist, and Liberty Savings Bank, F.S.B. changed its name to “BankLiberty.”  A total of 2,807,383 shares of common stock were sold in the stock offering at the price of $10.00 per share.  In addition, a total of 1,952,754 shares of common stock were issued to the minority shareholders of the former Liberty Savings Bank, F.S.B. representing an exchange ratio of 3.5004 shares of Company common stock for each share of Liberty Savings Bank, F.S.B. common stock.  Fractional shares in the aggregate, or 36 shares, were redeemed for cash.  Total shares outstanding after the stock offering and the exchange totaled 4,760,137 shares.  Net proceeds of $25.6 million were raised in the stock offering, excluding $1.2 million which was loaned by the Company to a trust for the Amended and Restated Liberty Savings Bank Employee Stock Ownership Plan (the “ESOP”), enabling it to finance the acquisition of 153,263 shares of common stock in the offering and exchange.  Direct offering costs totaled approximately $1.3 million.  In addition, as part of the Conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank received approximately $694,000 of cash previously held by the MHC.

The Company has no significant assets, other than all of the outstanding shares of the Bank and the portion of the net proceeds it retained from the Conversion, and no significant liabilities.  The Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank.

BankLiberty is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans, and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.

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

Market Area

The Bank’s home office is located in the city of Liberty, Missouri, which is in Clay County, Missouri.  In addition to our main office, BankLiberty operates six full-service branch offices in the Kansas City, Missouri metropolitan area.

We operate primarily in the northern portion of the Kansas City metropolitan area, which is experiencing relatively weak population and economic growth similar to the national economy.  The offices are located in four different counties, including two branches each in Clay and Platte Counties and single branches in Clinton and Jackson counties.  All of the counties are included in the Kansas City metropolitan area.

The following table sets forth demographic information regarding the counties in which our offices are located.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  At June 30, 2008, which is the most recent date for which data is available from the FDIC, we held approximately 13.19%, 0.21%, 3.99% and 4.42% of the deposits in Clinton, Jackson, Platte and Clay Counties, respectively, which was the fourth largest market share out of eight financial institutions with offices in Clinton County, the 30th largest market share out of 54 financial institutions with offices in Jackson County, the 12th largest market share out of 20 financial institutions with offices in Platte County and the sixth largest market share out of 32 financial institutions with offices in Clay County.  In addition, large national or regional bank holding companies operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Construction Lending.  At September 30, 2008, our loan portfolio included $90.5 million in loans secured by properties under construction, with such loans representing 32.5% of our total loan portfolio at that date.  Our construction lending has traditionally involved single-family residential lending to builders where the residences being built have not been sold prior to commencement of construction, known as “spec” construction lending, and to custom homebuilders.  In 2008, we have decreased our construction loans due to current market conditions.

Our construction loans are secured by the following types of real estate:

	At September 30,
	2008	2007
	(In thousands)

Single-family, spec	$13,247	$29,331
Single-family, custom built	6,346	7,098
Multi-family, 5 or more units	821	1,495
Development	36,670	36,408
Commercial	33,398	51,020
Other	—	445
Total	$90,482	$125,797

We originate spec loans only to builders with experience building and selling spec single-family residences.  Our spec residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months.  Spec loans generally can be made with a maximum loan-to-value ratio of 85% of the appraised value or 100% of the cost of the project, whichever is less.  Interest rates on residential construction loans are set at the prime rate plus a margin, and adjust with changes in the prime rate.  We also generally charge a fee for residential construction loans.  At September 30, 2008, loans for the construction of spec sale homes totaled $13.2 million, or 4.8% of our total loan portfolio and 14.6% of our portfolio of construction loans.  At September 30, 2008, the largest spec loan was for $468,180.  This loan was performing according to its terms at September 30, 2008.  At September 30, 2008, our largest outstanding indebtedness to a single builder for spec loans totaled $2.0 million.  All loans to this builder were performing in accordance with their terms at September 30, 2008.

We also originate construction loans for customers to have their personal residences custom-built.  We do not approve loans to customers acting as their own builder for their residences.  A custom-build project loan requires the use of an approved qualified general contractor experienced in home building and written approval for permanent financing.  Custom-build project loans can be made with a maximum loan-to-value ratio of 85%.  At September 30, 2008, the largest outstanding custom-build project loan was $486,200, of which $364,074 is outstanding.  This loan was performing according to its terms at September 30, 2008.

We also make loans for the construction of non single-family residential properties, including loans for the construction of multi-family residential properties such as condominiums and planned multi-family communities. We generally do not make nonresidential construction loans in amounts that exceed a loan-to-value ratio of 85% where the value is determined by the fully improved, or completed project’s current appraised market value.  These loans generally have an interest-only phase during construction, which is usually 12 to 24 months, and then convert to permanent financing.  Disbursements of funds are at the sole discretion of the Bank and are based on the progress of construction.  Interest rates and fees on nonresidential construction projects are negotiated, but such loans generally carry adjustable rates of prime, plus a margin.

As part of our nonresidential lending program, we offer loans to selected developers to acquire land and develop residential lots or commercial properties.  At September 30, 2008, such loans amounted to $36.7 million, or 13.2% of our total loan portfolio.  We make the loans with terms from 12 to 24 months, depending on the size of the project, at interest rates equal to the prime rate plus a negotiated margin of between 0.0% and 1.0% and that adjust daily with changes in the prime rate. We generally originate these loans at a loan-to-value ratio of the lesser of 75% of the appraised value of the security property or 100% of the cost.  Loans generally are structured so that the loan will be completely repaid after the developer has sold 75% of the lots being developed.

We require that development loans be reviewed by independent architects or engineers.  Disbursements during the construction phase are based on monthly on-site inspections and approved certifications.  We generally commit to provide the permanent financing on residential projects and usually require some minimum presale commitments.  In the case of construction loans on commercial projects where we will provide the permanent financing, we usually require firm lease commitments on some portion of the property under construction from qualified tenants for a period covering the duration of the loan and usually also require rent assignments in an amount sufficient to satisfy debt service requirements. At September 30, 2008, our largest development loan outstanding was a $6.8 million loan for the development of a commercial retail project.  This loan was originated in May 2007.  At September 30, 2008, this loan was performing in accordance with its terms and conditions.

For the fiscal year ended September 30, 2008, we originated $50.6 million in construction loans.  A substantial amount of our construction loans, except loans to homebuilders, are structured to convert to permanent loans upon completion of construction, and typically have an initial construction loan term of 12 to 18 months prior to converting to a permanent loan.  Loan proceeds are disbursed during the construction phase according to a draw schedule based on the actual work completed.  Construction projects are inspected by our officers and, if warranted by the complexity of the project, an independent contractor.  Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios are based on each project’s appraised value.

Single-Family Residential Real Estate Lending.  Historically, our primary lending activity was the origination of conventional mortgage loans on single-family residential dwellings.  However, in recent years, we have emphasized the origination of real estate construction and commercial real estate loans.  As of September 30, 2008, loans on single-family one- to four-unit, residential properties accounted for $40.7 million, or 14.6%, of our loan portfolio.

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

Multi-Family and Commercial Real Estate Lending.  We offer fixed-rate and adjustable-rate mortgage loans secured by income-producing multi-family and commercial real estate.  Our multi-family and commercial real estate loans generally are secured by improved property such as office buildings, retail centers, apartment buildings and churches which are located in our primary market area.  At September 30, 2008, loans secured by multi-family properties, i.e., more than four units, amounted to $17.4 million, or 6.2% of our loan portfolio, and commercial (non-residential) real estate loans amounted to $102.3 million, or 36.7% of our loan portfolio.  In the aggregate, multi-family and commercial real estate lending totaled approximately $119.7 million, or 42.9%, of our total loan portfolio at that date.

Multi-family and commercial real estate loans generally amortize over a period of from 15 to 25 years but usually mature in either three or five years.  Multi-family and commercial real estate loans generally are made in amounts not exceeding 85% of the lesser of the appraised value or the purchase price of the property.  While we offer adjustable-rate multi-family real estate loans and commercial real estate loans, most such loans have a fixed interest rate indexed to the three- or five-year treasury bill rate plus a margin.  At September 30, 2008, our largest commercial real estate loan had an outstanding balance of $9.4 million, was secured by several retail buildings and was performing in accordance with its terms.  At September 30, 2008, our largest multi-family real estate loan had an outstanding balance of $2.2 million, was secured by a 65-unit apartment complex and was performing in accordance with its terms.

Consumer Lending.  We have a consumer-lending program that primarily targets existing customers.  The program emphasizes our commitment to community-based lending and is designed to meet the needs of consumers in our primary market area.  Our consumer loans consist primarily of home equity loans and lines of credit, and, to a much lesser extent, automobile loans, loans secured by deposit accounts and other miscellaneous consumer loans.  As of September 30, 2008, consumer loans constituted approximately $9.9 million, or 3.6%, of our total loan portfolio.

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

We generally offer home equity loans and home equity lines of credit with a maximum combined loan-to-value ratio of 100%, provided that loans in excess of 85% carry higher interest rates and are subject to stricter underwriting requirements.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement.  During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest.  At September 30, 2008, home equity loans and lines of credit totaled $8.7 million, or 3.1% of our loan portfolio.

The Bank makes loans secured by deposit accounts in amounts that may not exceed the account balance plus accrued interest at the due date.  The interest rate is usually set at 2% above the rate being paid on the collateral deposit account with the account pledged as collateral to secure the loan.  At September 30, 2008, loans secured by deposit accounts totaled $142,000, or .05% of our loan portfolio.

Our automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association.  The terms of most such loans do not exceed 60 months.  We require that the vehicles be insured and that we be listed as mortgagee on the insurance policy.  At September 30, 2008, automobile loans totaled $446,000, or .16% of our loan portfolio.

Commercial Lending.  On a limited basis, we originate commercial business loans to small businesses in our market area.  At September 30, 2008, commercial business loans totaled $17.8 million, or 6.4% of our total loan portfolio.  We extend commercial business loans on a secured basis that generally are secured by inventory, business equipment, marketable securities and/or bonds and cash surrender value life insurance.  We originate both fixed- and adjustable-rate commercial loans with terms generally up to five years based on the purpose of the loan.  Interest rates on adjustable-rate commercial loans are usually based on the prime rate as published in The Wall Street Journal, plus a margin, and adjust as the prime rate changes.  We also originate lines of credit to finance short-term working capital needs, with repayment from asset conversion in the normal course of business.  Closed end credit lines are also provided for planned equipment purchases or other finite purposes.

When providing commercial business loans, we consider the borrower’s financial condition, the payment history on corporate and personal debt, debt service capabilities and actual and projected cash flows.  In addition, the borrower’s inherent industry risks and the collateral value are analyzed.  At September 30, 2008, our largest commercial loan was a $2.3 million loan secured by car hauling equipment.  At September 30, 2008, this loan was performing in accordance with its terms.

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

We sell in the secondary market substantially all fixed-rate single-family mortgage loans we originate that conform to Fannie Mae and Freddie Mac guidelines.  These loans are sold with servicing released.  We also sell participation interests in loans to local financial institutions, primarily on the portion of loans that exceed our borrowing limits.  We sold $9.5 million, $4.6 million and $8.75 million of participation interests in loans during the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

In fiscal 2008, we purchased participation interests, primarily in commercial real estate loans.  The aggregate outstanding balance of all such purchased loans totaled $13.4 million at September 30, 2008.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.  We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower.  Additionally, we receive periodic updates on the loan from the lead lender.  We have not historically purchased any whole loans.  However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.

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

Loans to One Borrower.  At September 30, 2008, the maximum amount that the Bank could have loaned to any one borrower under the 30%, 25% and 15% limits of risk-based capital was approximately $12.3 million, $10.2 million and $6.1 million, respectively.  At that date, our largest lending relationship totaled $16.8 million and consisted of loans secured by commercial real estate.  This relationship meets loans to one borrower regulations due to limited guarantor relationships and different repayment sources.  The loans were performing according to their original terms at September 30, 2008.  See “Regulation and Supervision—Lending Limits” for further discussion of loans to one borrower lending limits.

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

Investment Activities

Mortgage-Backed Securities. We invest in mortgage-backed securities primarily issued or guaranteed by the United States government or an agency thereof.  Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank.  Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Ginnie Mae, Freddie Mac and Fannie Mae.  Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying interest rates and maturities.  The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgages.  As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, are passed on to the certificate holder.  Historically, we have invested in adjustable-rate and short-term (five- to seven-year maturities) mortgage-backed securities to supplement local loan originations, as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans.  However, in recent years, we have purchased primarily five- to seven-year balloon issues and fixed-rate 15-year issues, and, to a lesser extent, collateralized mortgage obligations.  At September 30, 2008, our mortgage-backed securities totaled $14.0 million.

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

The general objectives of our investment policy are to (i) maintain liquidity levels sufficient to meet our operating needs, (ii) minimize interest rate risk by managing the repricing characteristics of our assets and liabilities, (iii) reduce credit risk by maintaining a balance of high quality diverse investments, (iv) absorb excess liquidity when loan demand is low and/or deposit growth is high, (v) maximize returns without compromising liquidity or creating undue credit or interest rate risk, and (vi) provide collateral for pledging requirements.  Our investment activities are conducted by senior management, specifically, the Chief Financial Officer, and supervised by the Board of Directors.  The investment policy adopted by the Board currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating our asset/liability management objectives of limiting the weighted average terms to maturity or repricing of our interest-earning assets.  In accordance with the policy, we have invested primarily in government and agency securities backed by the full faith and credit of the United States and municipal securities, and as discussed above, mortgage-backed securities and participation certificates issued by Ginnie Mae, Freddie Mac and Fannie Mae.

For information regarding the carrying values and market values and other information for our mortgage-backed securities and other securities, see notes 1, 3 and 4 of the notes to consolidated financial statements included in this Form 10-k.

Deposit Activities and Other Sources of Funds

General.  Deposits are a significant source of funds for lending and other investment purposes.  In addition to deposits, we derive funds from loan principal repayments, interest payments and maturing investment securities.  Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer-term basis for general business purposes.  During recent years, we have used FHLB advances and customer deposits to fund loans.  We continuously monitor and evaluate the pricing of Federal Home Loan Bank of Des Moines advances as an alternative to retail deposits as a source of funds.

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

Our policies are designed primarily to attract deposits from local residents.  We accept brokered deposits and at September 30, 2008, we had $15.0 million in brokered deposits.  Brokered deposits represent an alternative and immediate source of funds but generally bear a higher interest rate than local retail deposits.  Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.  We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis.  Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.  In order to increase our transaction accounts, we continuously evaluate these products and then develop new interest-bearing and noninterest-bearing checking accounts in order to appeal to varied customer needs.  Automated teller machine services are offered as an additional incentive to attract transaction accounts.  Also, we have increased advertising and marketing efforts in an attempt to attract such accounts.

Borrowings.  Retail deposits historically have been the primary source of funds for our lending and investment activities and for our general business activities.  We also use advances from the Federal Home Loan Bank of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  The Federal Home Loan Bank of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions.  As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Des Moines and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances from the Federal Home Loan Bank of Des Moines are secured by our stock in the Federal Home Loan Bank of Des Moines, a portion of mortgage loans and certain securities.  Advances from the Federal Home Loan Bank of Des Moines totaled $69.2 million at September 30, 2008, with a weighted average interest rate of  2.58%, and had maturity dates which varied up to September 2012.

We also borrow funds pursuant to the Federal Home Loan Bank’s Community Investment Program, which funds are used to make loans to low and moderate income borrowers at rates established pursuant to the program.  Community Investment Program advances amounted to $9.2 million at September 30, 2008.  During the year ended September 30, 2008, we borrowed $7.9 million pursuant to the Community Investment Program.  During the years ended September 2007 and 2006 we did not borrow any funds under this Program.

In addition, we borrow funds pursuant to agreements to repurchase.  Securities sold under agreements to repurchase are customer funds that are invested overnight in mortgage-related securities.  These types of accounts are often referred to as sweep accounts and reprice daily.

Personnel

As of September 30, 2008, the Bank had 69 full-time and 15 part-time employees.  The employees are not represented by a collective bargaining group.  We consider our relations with our employees to be excellent.

Executive Officers

The executive officers of the Company are elected annually by the Board of Directors and serve at the Board’s discretion.  Unless otherwise stated, each executive officer has held his position for at least five years.  The ages presented are as of September 30, 2008.  The executive officers are:

Name	Age	Position

Brent M. Giles	41	President and Chief Executive Officer of the Company and the Bank
Marc J. Weishaar	47	Senior Vice President and Chief Financial Officer of the Company and the Bank
Mark E. Hecker	42	Senior Vice President and Chief Lending Officer of the Bank

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

Subsidiaries

As of September 30, 2008, the Bank was the Company’s only subsidiary.  The Bank is wholly owned by the Company.

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

Regulatory Capital Requirements.  Under OTS capital standards, savings institutions must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” or “Tier 1” capital equal to 4% (or 3% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and a combination of core and “supplementary” capital equal to 8% of “risk-weighted” assets.  In addition, the OTS regulations impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (or 3% if the institution is rated CAMELS 1 under the OTS examination rating system).  See “—Prompt Corrective Regulatory Action.”  For purposes of this regulation, Tier 1 capital has the same definition as core capital, i.e., common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus and minority interests in the equity accounts of fully consolidated subsidiaries.  Core capital is generally reduced by the amount of the savings institution’s intangible assets.  Limited exceptions to the deduction requirement are provided for certain mortgage servicing rights and credit card relationships.  Tangible capital is given the same definition as core capital and is reduced by the amount of all the savings institution’s intangible assets with only a limited exception for certain mortgage servicing rights.

Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.  At September 30, 2008, the Bank had no such investments.

Adjusted total assets include a savings institution’s total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest.  Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution’s investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.  At September 30, 2008, the Bank’s adjusted total assets for purposes of core and tangible capital requirements were $332.2 million.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital.  Supplementary capital includes certain preferred stock issues, certain approved subordinated debt, specified other capital instruments, a portion of the savings institution’s general loss allowances and up to 45% of unrealized gains of equity securities.  Total core and supplementary capital are reduced by the amount on capital instruments held by other depository institutions pursuant to reciprocal arrangements and all equity investments.  At September 30, 2008, the Bank had no equity investments for which OTS regulations require a deduction from total capital.

 The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight.  Under the OTS risk-weighting system, one- to four-family first mortgages with specified loan-to-value ratios that are not more than 90 days past due are assigned a risk weight of 50%.  Consumer and residential construction loans are assigned a risk weight of 100%.  Mortgage-backed securities issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC are assigned a 20% risk weight.  Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.  As of September 30, 2008, the Bank’s risk-weighted assets were approximately $284.3 million.

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2008.

	Amount	Percent of Assets (1)
	(Dollars in thousands)

Tangible capital	$38,333	11.5%
Tangible capital requirement	4,983	1.5
Excess	33,350	10.0

Tier 1/core capital	$38,333	11.5%
Tier 1/core capital requirement (2)	13,288	4.0
Excess	25,045	7.5

Tier 1/risk-based capital	$38,333	13.5%
Tier 1/risk-based capital requirement	11,371	4.0
Excess	26,962	9.5

Total risk-based capital	$40,966	14.4%
Total risk-based capital requirement	22,741	8.0
Excess	18,225	6.4

(1)	Based upon adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.
(2)	Reflects the capital requirement that we must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

At September 30, 2008, the Bank exceeded all regulatory minimum capital requirements.

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
___________
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

At September 30, 2008 the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL Test.

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

Assessments.  Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by the Bank for the fiscal year ended September 30, 2008 totaled $87,227.

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The Federal Deposit Insurance Corporation established its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under this risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I.  Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No insured institution may make a capital distribution if in default of its FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  The Bank’s one-time credit approximated $154,000, of which, no amount remains unused.  The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and for the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained by the Bank.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which remains unchanged from 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments and, given recent failures, the likelihood of such an increase has risen.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

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

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”).  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Des Moines, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines.  The Bank was in compliance with this requirement with investment in Federal Home Loan Bank of Des Moines stock at September 30, 2008 of $3,576,300.  The Federal Home Loan Bank of Des Moines serves as a reserve or central bank for its member institutions within its assigned district.  It offers advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the Federal Home Loan Bank of Des Moines.  Long-term advances may be used for the purpose of funding loans to residential housing finance, small businesses, small farms and small agri-businesses.  At September 30, 2008, the Bank had $69.2 million in advances outstanding from the Federal Home Loan Bank of Des Moines.  See “Business―Deposit Activity and Other Sources of Funds―Borrowings.”

Federal Reserve System.  Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts.  In 2008, the Bank must maintain reserves equal to 3% on transaction accounts of over $9.3 million up to $43.9 million, plus 10% on the remainder.  These requirements are subject to adjustment annually by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  As of September 30, 2008, the Bank met its reserve requirements applicable at that time.  On October 9, 2008, the Federal Reserve Banks began paying interest on reserve balances.

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

The amount of additional income created from a non-dividend distribution is equal to the lesser of the base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, in some situations, approximately one and one-half times the non-dividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.  BankLiberty does not intend to pay dividends that would result in the recapture of any portion of the bad debt reserves.

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

At September 30, 2008, we had $90.5 million in real estate construction loans, $102.3 million in commercial real estate loans, $17.4 million in multi-family loans and $17.8 million in commercial business loans, which represented 32.5%, 36.7%, 6.2% and 6.4%, respectively, of our total loan portfolio.  Moreover, we intend to increase our emphasis on commercial real estate, multi-family, commercial and multi-family real estate construction and commercial business lending.  These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  Nonperforming assets totaled $13.1 million, or 3.91% of total assets, at September 30, 2008, which was an increase of $8.0 million, or 2.38%, from $5.1 million, or 1.53% of total assets, at September 30, 2007.  Nonperforming assets at September 30, 2008 consisted of $8.2 million in nonaccrual loans and $4.9 million in foreclosed real estate.  At September 30, 2008, nonaccrual loans consisted of $3.2 million in real estate construction loans, $5.0 million in land development loans and commercial real estate loans and consumer loans totaling $9,000.

At September 30, 2008, we had no loans which were not currently classified as nonaccrual, 90 days past due, restructured or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due, restructured or impaired.

Our loan portfolio has significant concentrations among a small number of borrowers; as a result, we could be adversely affected by difficulties experienced by a small number of borrowers.

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if a small number of our borrowers are unable to repay their loans to us.  At September 30, 2008, we had 41 borrowers with aggregate loan balances exceeding 5% of our consolidated stockholders’ equity at that date.  Loans to these borrowers aggregated $205.4 million, which represented 73.7% of our total loan portfolio at that date.  These loans primarily are residential real estate development, residential real estate construction or commercial real estate loans.  Aggregate loan balances to these customers ranged from $2.0 million to $16.8 million for our largest borrower.  While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

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

While we anticipate that this expansion strategy will enhance long-term stockholder value, it is possible that our branch expansion strategy may not become accretive to our earnings over the short term.  New branches generally require a significant initial capital investment and take three years or longer to become profitable.  New branches require an upfront investment of between $2.0 million and $3.0 million for land and building expenses.  Accordingly, we anticipate that, in the short term, net income will be negatively affected as we incur significant capital expenditures and noninterest expense in opening and operating new branches before the new branches can produce sufficient net interest income to offset the increased expense.  In addition, the need to use capital to fund de novo branching may limit our ability to pay or increase dividends on our common stock.  There also is implementation risk associated with new branches.  Numerous factors will determine whether our branch expansion strategy will be successful, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.

Certain interest rate movements could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up.  Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2008, all of which it owns.
	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Deposits as of September 30, 2008		Net Book Value as of September 30, 2008
					(In thousands)

Main Office:

16 West Franklin Liberty, Missouri	1955	6,000	N/A	Owned	$77,885	(1)	$782

Branch Offices:

Hwy. 92 & Bello Mondo Drive Platte City, Missouri	1973	1,500	N/A	Owned	21,322		274

1206 West Clay Plattsburg, Missouri	1974	1,650	N/A	Owned	27,373		87

9200 N.E. Barry Road Kansas City, Missouri	2001	6,160	N/A	Owned	41,086		2,774

4315 S. Noland Road Independence, Missouri	2005	3,000	N/A	Owned	27,632		1,247

8740 N. Ambassador Drive Kansas City, Missouri	2006	5,000	11/30/2021	Leased (2)	17,554		1,155

6410 N. Prospect Gladstone, Missouri	2007	4,000	N/A	Owned	6,912		2,291

Building in Progress (Future Branch Location)(3)	—	—	—	Owned	—		1,180
					$219,764		$9,790
______________________________________________________________________
(1)  Includes $15.0 million in brokered deposits serviced at the Bank’s main office.
(2)  The lease is on the land only.  The branch building is owned by the Bank.
(3)  Includes land for future branch location.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock and Related Stockholder Matters

The common stock of Liberty Bancorp, Incis traded on the NASDAQ Capital Market under the symbol “LBCP.”  As of September 30, 2008, the Company had approximately 387 stockholders of record (excluding the number of persons or entities holding stock in “street” name accounts through various brokerage firms), and 4,761,712 shares issued and 3,936,710 shares outstanding.

The following table sets forth the high and low sales prices for the common stock and dividends per share for the fiscal years ended September 30, 2008 and 2007, as reported by NASDAQ. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transmissions.

	High	Low	Dividend Paid per Share
Year Ended September 30, 2008
Fourth quarter	$9.300	$7.500	$0.025
Third quarter	10.395	9.010	0.025
Second quarter	10.650	10.000	0.025
First quarter	10.790	10.100	0.025

Year Ended September 30, 2007
Fourth quarter	$11.000	$10.080	$0.025
Third quarter	11.380	10.730	0.025
Second quarter	11.450	10.500	0.025
First quarter	10.730	9.960	0.025

Liberty Bancorp is subject to Missouri law, which generally permits Liberty Bancorp to pay dividends on its common stock as long as no dividend is declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment of such dividends would reduce the net assets of the corporation below its stated capital.  Dividend payments by the Company depend primarily on dividends received by the Company from the Bank. See Note 13 to the Notes to the Consolidated Financial Statements for information regarding the dividend restrictions applicable to the Company and the Bank.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s repurchases of its common stock during the quarter ended September 30, 2008.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2008 through July 31, 2008	—	$—	—	297,001

August 1, 2008 through August 31, 2008	7,666	8.36	7,666	289,335

September 1, 2008 through September 30, 2008	8,000	8.82	8,000	281,335

Total	15,666	$8.59	15,666

Item 6.  Selected Financial Data.

This item is not applicable as the Company is a smaller reporting company.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Income.   Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges on deposit accounts, gains on sales of loans and other loan service charges. In addition, we recognize income or losses from the sale of investments in years that we have such sales.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. Provisions for loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and value of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions and other factors. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged off.

Expenses.   The noninterest expenses we incur in operating our business consist of compensation and employee benefit expenses, occupancy expense, equipment and data processing expenses, advertising expenses, federal deposit insurance premiums and various other miscellaneous expenses.

Compensation and employee benefits consist primarily of salaries and wages paid to our employees, director and committee fees, payroll taxes, expenses for health insurance and other employee benefits.

Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, rent expense, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.

Data processing expenses include fees paid to our third party data processing service and ATM expense.

Advertising expenses include expenses for print, radio and television advertisements, promotions, third-party marketing services and premium items.

Federal deposit insurance premiums are primarily payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include correspondent banking charges, operations from foreclosed real estate, professional and regulatory services, expenses for supplies, telephone and postage, contributions and donations, insurance and surety bond premiums and other fees and expenses.

We expect that noninterest expenses will increase as a result of our strategy to expand our branch network. These additional expenses will consist primarily of salaries and employee benefits and occupancy and equipment expenses. Initially, we expect that these expenses will be greater than the additional income that we generate through our new facilities. Over time, we anticipate that we will generate sufficient income to offset the expenses related to our new facilities and new employees, but we cannot provide assurances as to when or if our branch expansion strategy will be accretive to our earnings.

Critical Accounting Policies

Our accounting and reporting policies were prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the accounting policies described below as those that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements and management’s discussion and analysis.

Income Recognition.   We recognize interest income by methods conforming to US GAAP that include general accounting practices within the financial services industry. Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, the accrual of interest is discontinued. In addition, previously accrued interest deemed uncollectible that was recognized in income is reversed. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A non-accrual loan is restored to accrual status when it is brought current or has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer doubtful.

Allowance for Loan Losses. Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. We consider a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, non-accrual single-family loans and troubled debt restructurings. Such loans are generally placed on non-accrual status at the point deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses. See note 5 of the notes to consolidated financial statements for information regarding impaired loans at September 30, 2008 and 2007.

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

Expansion Through De Novo Branching. In 2004, the Board of Directors, with the assistance of our Chief Executive Officer hired in September 2003, determined to pursue a strategic plan to enhance long-term shareholder value through franchise growth. The strategic plan calls for expansion through de novo branching in the Kansas City metropolitan area to enable us to take advantage of the opportunities afforded by recent and forecasted economic growth in that market. We believe that the increased asset size to be achieved through the planned expansion will enable us to leverage better efficiencies and technology but still attract customers based on personal service and relationships. Our first new branch was opened in Independence, Missouri in May 2005, a second new branch was opened in Kansas City, Missouri in January 2006, and a third new branch was opened in Gladstone, Missouri in September 2007. We anticipate that over the next three to five years, based on and subject to local market conditions, we will open additional branch offices in suburban Kansas City growth areas that complement our existing branch network.

While we anticipate that this expansion strategy will enhance long-term shareholder value, w e cannot assure you when or if our branch expansion strategy will be accretive to our earnings.  New branches generally require a significant initial capital investment and take approximately three years or longer to become profitable. New branches require an upfront investment of between $2.0 million and $3.0 million each for land and building expenses. Accordingly, we anticipate that, in the short term, net income will be negatively affected as we incur significant capital expenditures and noninterest expense in opening and operating new branches before the new branches can produce sufficient net interest income to offset the increased expense. In addition, the need to use capital to fund de novo branching may limit our ability to pay or increase dividends on our common stock. There also is implementation risk associated with new branches. Numerous factors will determine whether our branch expansion strategy will be successful, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.

Continued Transformation of Our Balance Sheet. Our strategic plan also calls for us to transform our balance sheet to emphasize assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

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

As a result of these efforts, our commercial real estate loans have increased from $16.2 million, or 12.18% of total loans, at September 30, 2001 to $102.3 million, or 36.73% of total loans, at September 30, 2008. In addition, commercial business loans have increased from $2.7 million, or 2.04% of total loans, at September 30, 2001 to $17.8 million, or 6.39% of total loans, at September 30, 2008, and multi-family real estate loans have increased from $3.4 million, or 2.56% of total loans, at September 30, 2001 to $17.4 million, or 6.23% of total loans, at September 30, 2008. The percentage of our total loan portfolio comprised of residential mortgage loans has decreased in recent years, amounting to 28.71%, 20.71%, 18.48%, 15.64% and 14.62% at September 30, 2004, 2005, 2006, 2007 and 2008, respectively.

With respect to liabilities, our strategy is to emphasize transaction and money market accounts, as well as shorter term certificates of deposit. We value these types of deposits because they represent longer-term customer relationships and a lower cost of funding compared to longer-term certificates of deposit. We aggressively seek transaction and money market deposits through competitive products and pricing and targeted advertising. In addition, we offer business checking accounts for our commercial customers. We also hope to increase core deposits through our de novo branching strategy.

Balance Sheet Analysis

Loans.   Our primary lending activity is the origination of loans secured by real estate. We originate construction loans, single-family residential loans and multi-family and commercial real estate loans. To a lesser extent, we also originate commercial business and consumer loans.

At September 30, 2008, construction loans totaled $90.5 million and represented 32.47% of total loans, compared to $125.8 million, or 47.12% of total loans, at September 30, 2007.  The size of our real estate construction loan portfolio has decreased $35.3 million over this period due primarily to the soft real estate market.  Commercial real estate construction loans decreased by $17.6 million, or 34.54%, from $51.0 million at September 30, 2007 to $33.4 million at September 30, 2008. Development loans increased by $262,000, or .72%, from $36.4 million at September 30, 2007 to $36.7 million at September 30, 2008. Single-family – spec loans decreased by $16.1 million, or 54.84%, from $29.3 million at September 30, 2007 to $13.2 million at September 30, 2008. Single-family – custom construction loans decreased by $751,000, or 10.59%, from $7.1 million at September 30, 2007 to $6.3 million at September 30, 2008. Decreases in single-family spec and custom construction loans reflect loan portfolio adjustments to current market conditions.

Single-family residential loans totaled $40.7 million and represented 14.62% of total loans at September 30, 2008, compared to $41.7 million, or 15.64% of total loans, at September 30, 2007. The Bank has pursued the strategy of selling substantially all new, fixed-rate residential loans we originate because of the relatively low yields that have been attainable on residential loans over the last several years and to decrease the interest rate risk resulting from the retention of longer term fixed-rate loans.

Commercial real estate loans increased by $45.1 million, or 78.83%, to $102.3 million and represented 36.73% of total loans at September 30, 2008, compared to $57.2 million, or 21.44% of total loans, at September 30, 2007. These increases were due to our strategic decision to emphasize lending on income producing property projects. Currently, the Bank offers a variety of commercial real estate products to owner occupants and investors. Our primary commercial real estate lending focus areas are retail, office and industrial uses.

Multi-family loans totaled $17.4 million and represented 6.23% of total loans at September 30, 2008, compared to $12.2 million, or 4.57% of total loans, at September 30, 2007.

We also originate a variety of consumer loans and home equity loans, as well as loans secured by deposit accounts, automobile loans and other miscellaneous loans. Consumer loans totaled $9.9 million and represented 3.56% of total loans at September 30, 2008, compared to $12.0 million, or 4.51% of total loans, at September 30, 2007. The decrease in consumer loans was due primarily to a decrease in home equity loans.

Commercial business loans decreased to $17.8 million or 6.39% of total loans at September 30, 2008 from $18.0 million, or 6.72% of total loans at September 30, 2007.

Set forth below is selected data relating to the composition of our loan portfolio at the dates indicated.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real estate loans:
Single-family 1-4 units	$40,727	14.62%	$41,749	15.64%	$42,623	18.48%	$39,435	20.71%	$53,098	28.71%
Multi-family, 5 or more units	17,368	6.23	12,198	4.57	10,416	4.52	15,603	8.20	12,877	6.96
Real estate construction loans	90,482	32.47	125,797	47.12	99,759	43.25	79,979	42.01	71,875	38.86
Commercial real estate loans	102,364	36.73	57,241	21.44	53,360	23.13	37,568	19.74	30,294	16.38
Total real estate loans	250,941	90.05	236,985	88.77	206,158	89.38	172,585	90.66	168,144	90.91
Consumer loans:
Loans secured by deposit accounts	142	0.05	228	0.09	211	0.09	128	0.07	167	0.09
Automobile loans	446	0.16	477	0.18	608	0.26	867	0.46	1,097	0.59
Home equity loans	8,722	3.13	10,713	4.01	11,662	5.06	10,266	5.39	9,764	5.28
Other	610	0.22	620	0.23	738	0.32	1,129	0.59	1,037	0.56
Total consumer loans	9,920	3.56	12,038	4.51	13,219	5.73	12,390	6.51	12,065	6.52
Commercial business loans	17,805	6.39	17,951	6.72	11,270	4.89	5,397	2.83	4,754	2.57
Total gross loans	278,666	100.00%	266,974	100.00%	230,647	100.00%	190,372	100.00%	184,963	100.00%
Loans in process	(19,028)		(31,316)		(27,962)		(24,444)		(22,549)
Deferred loan fees, net	(279)		(339)		(314)		(316)		(368)
Unearned discounts, net	(13)		—		(5)		(7)		(182)
Allowance for loan losses	(2,633)		(3,011)		(2,144)		(1,762)		(2,024)
Total	$256,713		$232,308		$200,222		$163,843		$159,840

The following table sets forth certain information at September 30, 2008, regarding the dollar amount of loan principal repayments coming due during the years indicated. The table below does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due during the Year Ended September 30,			Due After 3 through 5 years after	Due After 5 through 10 years after	Due After 10 through 15 years after	Due After 15 years after
	2009	2010	2011	9/30/08	9/30/08	9/30/08	9/30/08	Total
	(Dollars in thousands)

Single-family mortgage loans	$1,288	$1,368	$1,454	$3,180	$9,872	$13,368	$10,197	$40,727
Multi-family mortgage loans	549	584	620	1,356	4,210	5,701	4,348	17,368
Real estate construction loans	71,865	18,617	—	—	—	—	—	90,482
Commercial real estate loans	2,462	2,636	2,825	6,249	20,013	28,264	39,915	102,364
Loans secured by deposit accounts	142	—	—	—	—	—	—	142
Other consumer loans	2,164	2,341	2,533	2,740	—	—	—	9,778
Commercial business loans	3,095	3,312	3,545	7,853	—	—	—	17,805
Total gross loans	$81,565	$28,858	$10,977	$21,378	$34,095	$47,333	$54,460	$278,666

The following table sets forth the dollar amount of all loans at September 30, 2008, that are due after September 30, 2009 which have either fixed interest rates or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)
Single-family mortgage loans	$25,056	$14,383	$39,439
Multi-family mortgage loans	14,623	2,196	16,819
Real estate construction loans	8,157	10,460	18,617
Commercial real estate loans	78,715	21,187	99,902
Loans secured by deposit accounts	—	—	—
Other consumer loans	1,048	6,566	7,614
Commercial business loans	7,828	6,882	14,710
Total gross loans	$135,427	$61,674	$197,101

The following table shows our loan origination, sale and other activity during the years indicated.

	For theYears Ended September 30,
	2008	2007	2006
	(In thousands)
Total net loans at the beginning of year	$232,308	$200,222	$163,843
Loans originated for portfolio:
Single and multi-family mortgage loans	22,752	25,703	17,437
Real estate construction loans	50,600	64,541	74,792
Commercial real estate loans	47,339	27,002	33,167
Commercial business loans	4,047	16,657	9,179
Loans secured by deposit accounts	78	212	295
Home equity loans	1,452	3,460	4,277
Automobile and other consumer loans	300	1,036	1,028
Total loans originated	$126,568	$138,611	$140,175

Deduct:
Principal loan repayment and other, net	99,904	106,790	103,326
Loan charge-offs, net of (recoveries)	2,259	(265)	470
Total net loans at end of year	$256,713	$232,308	$200,222
Loans originated for sale	$24,739	$20,354	$17,656
Loans sold in secondary market	$24,581	$20,094	$19,281

Loans Held for Sale. Loans held for sale increased $158,000 to $877,000 at September 30, 2008.

Securities. Our securities portfolio consists primarily of government agency securities, municipal securities and mortgage-backed securities. Although municipal securities generally have greater credit risk than government agency securities, they generally have higher yields than government securities of similar duration. Securities available for sale decreased from $48.0 million at September 30, 2007 to $26.1 million at September 30, 2008 due to sales, maturities and calls, partially offset by purchases.  Mortgage-backed securities available for sale decreased from $19.3 million at September 30, 2007 to $14.0 million at September 30, 2008 due to principal repayments.

The following table sets forth the Bank’s mortgage-backed securities purchases and sales for the years indicated.

	Year Ended September 30,
	2008	2007	2006
	(In thousands)
Purchased	$—	$—	$3,452
Sold	—	—	—

The following table sets forth the carrying values and fair values of our securities and mortgage-backed securities portfolio at the dates indicated.

	At September 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency obligations	$13,422	$13,903	$34,555	$34,848	$29,711	$29,543
State and municipal obligations	11,715	11,679	12,839	12,741	6,435	6,340
Mortgage-backed securities	14,007	13,989	19,621	19,277	24,863	24,217
Equity securities	544	471	395	394	—	—
Total securities available for sale	$39,688	$40,042	$67,410	$67,260	$61,009	$60,100

Weighted-average rate on securities (1)	4.69%		4.72%		4.44%
Weighted-average rate on mortgage-backed securities	4.33%		4.31%		4.29%

(1)   Weighted-average yields are not presented on a tax-equivalent basis.

At September 30, 2008, we had no investments in a single company or entity (other than U.S. Government- sponsored entity securities) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the maturities and weighted-average yields of debt securities at September 30, 2008. Weighted-average yields are not presented on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted -Average Yield	Carrying Value	Weighted -Average Yield	Carrying Value	Weighted -Average Yield	Carrying Value	Weighted -Average Yield	Carrying Value	Weighted -Average Yield
	(Dollars in thousands)
Securities available for sale:
State and municipal obligations	$1,602	4.16%	$1,920	4.75%	$3,586	4.17%	$4,571	5.50%	$11,679	4.79%
Federal agency obligations	3,035	4.59	10,868	4.84	—	—	—	—	13,903	4.79
Mortgage-backed securities	1,203	4.06	7,192	4.30	458	4.00	4,816	4.54	13,669	4.35
Collateralized mortgage obligations	—		—		—		320	3.38	320	3.38
Total securities available for sale	$5,840	4.36%	$19,980	4.64%	$4,044	4.15%	$9,707	4.95%	$39,571	4.63%

Premises and Equipment. Premises and equipment, net, increased from $8.7 million at September 30, 2007 to $9.8 million at September 30, 2008 due primarily to the purchase and renovation of a commercial building for a future branch, partially offset by depreciation expense.

Other Assets.  The increase in bank-owned life insurance represents the change in cash surrender value of $437,000.  Accrued interest receivable decreased due to lower securities balances and lower yields on loans, partially offset by higher loan balances.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing NOW accounts, interest-bearing NOW accounts, money market accounts, statement accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. Deposits decreased $32.5 million, or 12.9%, to $219.8 million at September 30, 2008 from $252.3 million at September 30, 2007. The decrease in deposits for the year ended September 30, 2008 was primarily due to a decrease in certificate of deposit accounts less than twelve month and to a lesser extent, a decrease in money market accounts, partially offset by an increase in certificate of deposit accounts greater than twelve months and noninterest-bearing checking accounts.  Brokered deposits increased $1.0 million to $15.0 million at September 30, 2008 from $14.0 million at September 30, 2007.  The amount of brokered deposits in the future will be contingent upon current market rates as compared to retail deposits and FHLB advances.

The following table sets forth average balances and average rates of our deposit products for the years indicated. For purposes of this table, average balances have been calculated using month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

	Years Ended September 30,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Noninterest-bearing NOW accounts	$14,873	—%	$12,458	—%	$11,633	—%
Interest-bearing NOW accounts	23,884	1.28	24,331	1.88	25,224	1.83
Money market accounts	67,101	3.31	38,052	4.47	21,290	2.38
Statement accounts	6,995	0.30	7,336	0.31	9,059	0.34
Certificates of deposit	118,759	4.02	143,665	4.80	126,275	3.97
Total	$231,612	3.16	$225,842	4.02	$193,481	3.10

The following table sets forth the balances of our deposit products at the dates indicated.

	At September 30,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing NOW accounts	$14,869	6.8%	$13,617	5.4%	$11,896	6.0%
Interest-bearing NOW accounts	21,695	9.9	21,368	8.5	25,234	12.7
Money market accounts	61,371	27.9	68,482	27.1	13,617	6.9
Statement accounts	7,258	3.3	7,200	2.9	7,702	3.9
Certificates of deposit	114,571	52.1	141,638	56.1	140,022	70.5
Total	$219,764	100.0%	$252,305	100.00%	$198,471	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2008.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposits
(In thousands)

Three months or less	$25,903
Over three through six months	7,912
Over six through 12 months	5,371
Over 12 months	5,018
Total	$44,204

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
	2008	2007	2006
	(In thousands)

1.00 - 1.99%	$—	$—	$5
2.00 - 2.99	60,858	300	2,254
3.00 - 3.99	34,745	9,249	33,373
4.00 - 4.99	15,733	60,152	44,344
5.00 - 5.99	3,235	71,937	60,046
	$114,571	$141,638	$140,022

The following table sets forth the amount and maturities of time deposits at September 30, 2008.

	Amount Due
	One Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total	Percent of Total Certificate Accounts
	(In thousands)
2.00 - 2.99%	$58,727	$2,131	$—	$—	$—	$60,858	53.1%
3.00 - 3.99	18,235	9,764	4,246	318	2,182	34,745	30.3
4.00 - 4.99	10,616	2,785	880	1,409	43	15,733	13.8
5.00 - 5.99	1,997	163	1,067	8	—	3,235	2.8
	$89,575	$14,843	$6,193	$1,735	$2,225	$114,571	100.0%

The following table sets forth deposit activity for the years indicated.

	Years Ended September 30,
	2008	2007
	(In thousands)
Net deposits (withdrawals) before interest credited	$(39,459)	$45,803
Interest credited	6,917	8,032
Net increase (decrease) in deposits	$(32,542)	$53,835

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Des Moines and securities sold under agreement to repurchase to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the years indicated:

	At September 30,
	2008	2007	2006
	(Dollars in thousands)

Outstanding advances from Federal Home Loan Bank	$48,100	$22,056	$23,833
Weighted-average rate paid on advances from Federal Home Loan Bank	2.13%	4.90%	4.19%
Outstanding securities sold under agreement to repurchase	$813	$681	$3,384
Weighted-average rate paid on securities sold under agreement to repurchase	4.45%	3.41%	3.44%

	Years Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Maximum outstanding advances from Federal Home Loan Bank at any month end	$53,100	$26,083	$35,633
Weighted-average rate paid on advances from Federal Home Loan Bank (1)	3.08%	4.84%	3.97%
Average advances from Federal Home Loan Bank	$44,657	$19,904	$22,167
Maximum outstanding securities sold under agreement to repurchase at any month end	$1,683	$5,164	$4,400
Weighted-average rate paid on securities sold under agreement to repurchase (2)	3.96%	3.39%	3.18%
Average securities sold under agreement to repurchase	$1,427	$1,573	$2,224

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a monthly basis.
(2)	The weighted-average rate paid is based on the weighted-average balances determined on a daily basis.

            Federal Home Loan Bank of Des Moines borrowings increased $42.8 million, or 162.0%, to $69.2 million at September 30, 2008 from $26.4 million at September 30, 2007. The advances outstanding as of September 30, 2008 mature in 2008 through 2012.

Securities sold under agreement to repurchase decreased $409,000 for the year ended September 30, 2008 due to lower balances from existing customers, partially offset by one new customer.  Accrued interest on deposits decreased primarily due to a lower average balance and rate on money market and certificate balances.  Other liabilities decreased primarily as a result of lower accrued bonuses, accrued accounting and retirement plan expense, partially offset by higher accrued deposit insurance assessments, real estate taxes and vacation pay.

Results of Operations for the Years Ended September 30, 2008 and 2007

Overview.

	Years Ended September 30,			% Change	% Change
	2008	2007	2006	2008/2007	2007/2006
	(Dollars in thousands)

Net earnings	$1,922	$1,944	$1,463	(1.1)%	32.9%
Return on assets (1)	0.57%	0.63%	0.56%	(9.5)	12.5
Return on stockholders’ equity (2)	4.18	3.94	5.47	6.1	(28.0)
Stockholders’ equity-to-assets ratio (3)	13.61	16.00	10.16	(14.9)	57.5
Dividend payout ratio (4)	20.97	23.86	29.86	(12.1)	(20.1)

(1)	Net earnings divided by average assets.
(2)	Net earnings divided by average stockholders’ equity.
(3)	Average stockholders’ equity divided by average total assets.
(4)	Represents dividends paid to shareholders as a percent of net earnings. Does not include dividends waived by Liberty Savings Mutual Holding Company.

2008 vs. 2007.  Net earnings decreased $23,000, or 1.18% for the year ended September 30, 2008 compared to the year ended September 30, 2007.  The decrease in net earnings was due primarily to a $407,000, or 1.98%, decrease in interest income, a $1.28 million increase in provision for loan losses and a $341,000, or 4.24%, increase in noninterest expense, partially offset by a $1.1 million, or 10.6%, decrease in interest expense, a $646,000, or 43.7%, increase in noninterest income and a $248,000, or 25.9% decrease in income tax expense.  Net interest income increased primarily as a result of an increase in loans receivable and a higher interest rate spread.  Noninterest income in 2008 increased primarily due to an increase in the cash surrender value of life insurance, gains on sale of securities and higher deposit account service charges.  Noninterest expense increased primarily due to an increase in equipment and data processing, FDIC premium expense and other expenses, partially offset by a decrease in correspondent banking expense.

Net Earnings.

2008 vs. 2007.  Net earnings remained substantially the same at $1.9 million for both 2007 and 2008, with only a slight decrease of $23,000.  The slight decrease was due to a higher provision for loan losses and higher noninterest expense, partially offset by higher net interest income, higher noninterest income and lower income tax expense.

Net Interest Income.

2008 vs. 2007.  Net interest income increased by $703,000, or 7.0%, from $10.1 million for 2007 to $10.8 million for 2008 as a result of a higher interest rate spread, partially offset by a decrease in net interest-earning assets.  The interest rate spread increased from 2.97% for 2007 to 3.25% for 2008.  The decrease in net interest-earning assets is due to an increase of $34.5 million, or 13.5%, in average interest-bearing liabilities, partially offset by an increase of $20.2 million, or 7.0%, in average interest-earning assets.

Interest on loans receivable increased as a result of a higher weighted-average balance, partially offset by a lower average yield.  The weighted average yield on loans decreased from 7.91% for 2007 to 7.03% for 2008.

Interest on mortgage-backed securities decreased due to a lower average balance.

Interest on securities decreased as a result of a lower average balance and, to a lesser extent, a lower average yield.  Interest on other interest-earning assets also decreased as a result of a lower average balance and yield.

Interest on deposits decreased as a result of lower weighted-average rate, partially offset by a higher average balance.  During 2008, the Bank increased lower cost FHLB advances as opposed to higher cost deposits.

Interest on advances increased due to a higher average balance, partially offset by a lower average rate.  During 2008, advances were used to manage liquidity in a competitive deposit market.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earnings assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the years indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the years presented. For purposes of this table, average balances have been calculated using month-end balances and, to a lesser extent, daily balances, and nonaccrual loans are included in average balances only. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. No tax equivalent adjustments were made. Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended September 30,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$247,024	$17,356	7.03%	$217,841	$17,233	7.91%	$187,818	$14,253	7.59%
Mortgage-backed securities	16,814	705	4.19	22,229	933	4.20	25,216	995	3.95
Securities	41,564	1,952	4.70	43,988	2,076	4.72	29,117	1,170	4.02
Other interest-earning assets	5,343	144	2.68	6,484	321	4.95	5,768	246	4.27
Total interest-earning assets	310,745	20,157	6.49	290,542	20,563	7.08	247,919	16,664	6.72

Interest-bearing liabilities:
Deposits	231,612	7,321	3.16	225,842	9,084	4.02	193,481	6,007	3.10
Federal Home Loan Bank advances	56,607	2,005	3.54	27,189	1,333	4.90	34,807	1,497	4.30
Securities sold under agreement to repurchase	1,427	58	4.05	2,097	77	3.69	2,224	71	3.18
ESOP note payable	—	—	—	—	—	—	327	25	7.66
Total interest-bearing liabilities	$289,646	9,384	3.24	$255,128	10,494	4.11	$230,839	7,600	3.29

Net interest income before provision for loan losses		$10,773			$10,069			$9,064
Net interest-earning assets	$21,099			$35,414			$17,080
Interest rate spread			3.25%			2.97%			3.43%
Net yield on average interest-earning assets			3.47%			3.47%			3.66%
Ratio of average interest-earning assets to average interest-bearing liabilities	107.28%			113.88%			107.40%

 Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate/volume column shows the effects attributable to changes in both rate and volume (changes in rate multiplied by changes in volume). The total column represents the sum of the prior columns.

	Year Ended September 30, 2008 vs. 2007				Year Ended September 30, 2007 vs. 2006
	Increase (Decrease) due to:				Increase (Decrease) due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Loans receivable	$2,310	$(1,929)	$(258)	$123	$2,279	$605	$96	$2,980
Mortgage-backed securities	(226)	(2)	—	(228)	(118)	63	(7)	(62)
Securities	(115)	(10)	1	(124)	598	204	104	906
Other interest-earning assets	(57)	(147)	26	(178)	31	39	5	75
Total interest-earning assets	$1,912	$(2,088)	$(231)	$(407)	$2,790	$911	$198	$3,899

Interest expense:
Deposits	232	(1,947)	(49)	(1,764)	1,003	1,777	297	3,077
Federal Home Loan Bank advances	1,441	(369)	(399)	673	(328)	209	(45)	(164)
Securities sold under agreement to repurchase	(31)	26	(14)	(19)	(4)	11	(1)	6
ESOP note payable	—	—	—	—	(25)	(25)	25	(25)
Total interest-bearing liabilities	1,642	(2,290)	(462)	$(1,110)	646	1,972	276	2,894
Change in net interest income	$270	$202	$231	$703	$2,144	$(1,061)	$(78)	$1,005

Provision for Loan Losses.

2008 vs. 2007.  Provision for loan losses increased from $602,000 for 2007 to $1.9 million for 2008. At September 30, 2008, the allowance for loan losses was $2.6 million, or .94% of the gross loan portfolio, compared to $3.0 million or 1.13% of the loan portfolio at September 30, 2007. At September 30, 2008, loans secured by non-construction single-family properties totaled 14.6% of total loans and 5.4% of the allowance for loan losses was allocated to these loans. All other loans totaled 85.4% of the portfolio and 94.6% of the allowance for loan losses.

During the year ended September 30, 2008, we recorded a provision for loan losses of $1.9 million, an increase of 212.4% from the provision for loan losses of $602,000 recorded for the year ended September 30, 2007. The increased provision is the result of higher charge-offs and an increase in classified assets and, to a lesser extent, growth of the loan portfolio.

Nonaccrual loans amounted to $8.2 million and $3.4 million at September 30, 2008 and 2007, respectively. Net loan charge-offs amounted to $2.3 million during 2008 compared to net recoveries of $265,000 during 2007. The majority of the net loan charge-offs in 2008 were due to losses related to real estate construction loans.

Noninterest Income.   The following table shows the components of noninterest income and the percentage changes for the years ended September 30, 2008 and 2007.

	Years Ended September 30,		% Change
	2008	2007	2008/2007
	(Dollars in thousands)

Loan service charges	$64	$90	(28.9)%
Gain on sale of securities available for sale	135	—	NM
Gain on sale of loans	319	247	28.8
Change in cash surrender value of BOLI	437	101	332.2
Deposit account service charges	1,169	1,039	12.5
Total	$2,124	$1,477	43.7%

NM = Not meaningful

2008 vs. 2007.  Noninterest income increased from $1.5 million for 2007 to $2.1 million for 2008 due to gains on sale of securities, an increase in the cash surrender value of bank-owned life insurance, deposit account service charges and gains on sale of loans, partially offset by a decrease in loan service charges.

Gains on sale of securities, an increase in the cash surrender value of bank-owned life insurance, deposit account service charges and gains on sale of loans, partially offset by a decrease in loan service charges.

The Bank recognized gains on sale of loans of $319,000 and $247,000 for the years ended September 30, 2008 and 2007, respectively.  During 2008 and 2007, we sold loans to secondary market investors totaling $24.6 million and $20.1 million, respectively.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the years ended September 30, 2008 and 2007.

	Years Ended September 30		% Change
	2008	2007	2008/2007
	(Dollars in thousands)

Compensation and benefits	$4,446	$4,445	0.02%
Occupancy expense	673	625	7.8
Equipment and data processing expense	931	798	16.6
Operations from foreclosed real estate, net	362	356	1.6
FDIC premium expense	135	41	228.4
Professional and regulatory services	434	408	6.5
Advertising	250	255	(1.7)
Correspondent banking charges	234	260	(10.3)
Supplies	136	138	(1.0)
Other	786	720	9.2
Total noninterest expense	$8,387	$8,046	4.2%
Efficiency ratio (1)	65.0%	69.7%

 (1)   Computed as noninterest expense divided by the sum of net interest income and noninterest income.

2008 vs. 2007. Noninterest expense increased from $8.0 million for 2007 to $8.4 million for 2008. Compensation and benefit expense stayed virtually the same for 2008 and 2007. Primarily, lower compensation expense in the construction and commercial loan departments and lower expenses for the ESOP plan, were offset primarily by the opening of a new branch in Gladstone, Missouri, merit salary increases and higher stock option expense and restricted stock award expense.

During 2008, the Company recognized stock option expense and restricted stock award expense of $75,000 and $247,000, respectively. During 2007, the Company recognized stock option expense and restricted stock award expense of $68,000 and $163,000, respectively. At September 30, 2008, total unrecognized stock option expense was approximately $144,000 and is expected to be recognized over the weighted-average period of 3.02 years. At September 30, 2008, total unrecognized restricted stock award expense was $843,000 and is expected to be recognized over the next 3.41 years.

Occupancy expense increased due primarily to higher building depreciation expense on new branch offices and utility expense. Equipment and data processing expense increased due primarily to higher computer and furniture depreciation expense due to the Gladstone branch, higher data processing expense and higher service agreement expense, partially offset by lower website and office equipment depreciation expense. FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits. There were also modest increases in operations from foreclosed real estate, net and professional and regulatory services expense and a small decrease in advertising and supplies expense. Correspondent banking charges decreased due to the renegotiation of contracts with vendors. Other expense increased due primarily to higher liability insurance, telephone and miscellaneous expense, partially offset primarily by lower consumer loan expenses and stock administration expense.

Income Taxes.

2008 vs. 2007. Income tax expense for the year ended September 30, 2008 was $706,000 compared to $954,000 for the year ended September 30, 2007. Income taxes decreased due to lower pre-tax earnings as well as an increase in non-taxable municipal bond income and an increase in the cash surrender value of bank-owned life insurance which is also non-taxable.

Stockholders’ Equity.

2008 vs. 2007. Stockholders’ equity increased by $6.2 million from $50.2 million at September 30, 2007 to $44.0 million at September 30, 2008 primarily due to the repurchase of common stock totaling $8.6 million and the payment of dividends of $403,000, partially offset primarily by net earnings of $1.9 million, the amortization of ESOP and stock-based compensation expenses of $618,000 and unrealized gains on investments and mortgage-backed securities, net of taxes of $318,000.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available for sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans.

When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a 5% penalty is assessed, and a written notification of the late payment is sent. If payment is not received by the 30th day of delinquency, the borrower is contacted by telephone, payment is requested and efforts are made to formulate an affirmative plan to cure the delinquency. After a loan becomes past due 60 days, we generally provide a final notice that we will initiate legal proceedings in 30 days, after which foreclosure procedures commence to obtain the real property securing the loan. Generally, when a loan becomes 90 days past due, the loan is placed on non-accrual status. We may consider loan workout arrangements with certain borrowers under certain circumstances.

Management reports to the Board of Directors monthly regarding the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Real estate acquired by the Bank as a result of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, a new appraisal is obtained and it is recorded at the lower of its unpaid principal or fair value, less estimated selling costs. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for losses.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost, or market, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table sets forth information with respect to our nonperforming assets at the dates indicated.

	At September 30,
	2008		2007		2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Commercial real estate loans		$3,233		$—	$—	$—		$—
Single and multi-family loans		—		104	828	351		723
Real estate construction spec loans		3,193		1,932	304	556		―
Land development loans		1,784		1,386	―	―		―
Consumer		9		―	349	―		―
Total nonaccrual loans		8,219		3,422	1,481	907		723

Accruing loans which are contractually past due 90 days or more – single-family loans (1)		―		―	58	―		―
Total nonaccrual and 90 days or more past due loans		8,219		3,422	1,539	907		723
Other impaired loans - single family 1-4 units, investment property		―		―	―	403		2,933
Other impaired loans - single family, spec		―		―	2,682	―		―

Foreclosed real estate held for sale		4,936		1,676	1,580	1,530		547

Total nonperforming assets		13,155		5,098	5,801	2,840		4,203
Allowance for losses on impaired loans		437		370	258	199		655
Impaired loans with no related allowance for loan losses	$	―	$	―	$58	$116	$	―

Nonaccrual and 90 days or more past due loans as a percentage of total loans, net		3.20%		1.47%	2.11%	0.55%		0.45%
Nonaccrual and 90 days or more past due loans as a percentage of total assets		2.44%		1.03%	1.47%	0.38%		0.34%
Nonperforming assets as a percentage of total assets		3.91%		1.53%	2.02%	1.20%		1.97%

(1)   Interest on delinquent loans is accrued to income to the extent considered collectible.

Nonperforming assets totaled $13.2 million, or 3.9% of total assets, at September 30, 2008, which was an increase of $8.1 million, or 158.8%, from $5.1 million, or 1.53% of total assets, at September 30, 2007. Non-performing assets at September 30, 2008 consisted of $8.2 million in nonaccrual loans, and $4.9 million in foreclosed real estate. At September 30, 2008, nonaccrual loans consisted of $3.2 million in real estate construction loans, $5.0 million in land development loans and commercial real estate loans and consumer loans totaling $9,000.

Interest income that would have been recorded for the year ended September 30, 2008 had nonaccrual loans been current according to their original terms amounted to $150,281. There was interest income of $8,831 recognized on such loans during the period the loans were classified as nonaccrual in 2008.

Foreclosed real estate owned by the Bank at September 30, 2008 totaled $4.9 million compared to $1.7 million at September 30, 2007. Foreclosed real estate at September 30, 2008 included twelve 1-4 family properties, seven 1-4 family construction properties, one land development property, one commercial retail property, two commercial lots and one residential lot.

Classified Assets. Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets that do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as special mention, substandard or doubtful we establish an allowance for loan losses. If we classify an asset as loss, we allocate an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
	2008	2007	2006
	(In thousands)
Special mention assets	$2,919	$1,386	$2,986
Substandard assets (1)	9,276	5,435	3,149
Doubtful assets	―	105	196
Loss assets	―	―	―
Total classified assets	$12,195	$6,926	$6,331

(1)	Includes foreclosed real estate of $4,936,355, $1,675,871 and $1,579,848 at September 30, 2008, 2007 and 2006, respectively.

The increase in our substandard assets at September 30, 2008 compared to September 30, 2007 was primarily due to the classification of several spec construction loans, one loan secured by a commercial office building and one land development loan. Substandard assets increased from $5.4 million at September 30, 2007 to $9.3 million at September 30, 2008. Our substandard loans at September 30, 2008 consisted primarily of 24 spec 1-4 family properties to primarily three borrowers totaling $4.5 million, one loan secured by a commercial office building totaling $3.3 million and one land development property totaling $1.5 million.

Special mention assets at September 30, 2008 consisted of two loans totaling $2.9 million secured by land for the development of single-family lots and commercial real estate.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,
	2008		2007		2006
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate – mortgage loans	$—	$153	$155	$31	$1,533	$746
Land loans	—	59	—	—	—	—
Construction loans	—	2,371	—	2,233	635	323
Commercial loans	27	—	906	95	—	—
Consumer loans	136	—	97	10	83	—
Total	$163	$2,583	$1,158	$2,369	$2,251	$1,069

Analysis and Determination of the Allowance for Loan Losses.   The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

We establish an allowance on certain identified problem loans based on such factors as (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

In addition, we establish an allowance for loans that are not delinquent to recognize the losses associated with lending activities. This valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in existing general economic and business conditions affecting our primary lending areas and the national economy, staff lending experience, recent loss experience in particular segments of the portfolio, classified asset trends, delinquency trends and risk rating trends. The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our allocating a portion of the allowance to the loan that was impaired.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

At September 30, 2008, our allowance for loan losses represented .94% of total gross loans and 32.04% of nonperforming loans. The allowance for loan losses decreased $378,000 from September 30, 2007 to September 30, 2008 due to a provision of loan losses of $1.9 million and recoveries totaling $137,000, partially offset by charge-offs of loans totaling $2.4 million. There was no material change in the loss factors used to calculate the allowance from September 30, 2007 to September 30, 2008.

At September 30, 2007, our allowance for loan losses represented 1.1% of total gross loans and 87.98% of nonperforming loans. The allowance for loan losses increased $867,000 from September 30, 2006 to September 30, 2007 due to a provision for loan losses of $602,000 and recoveries totaling $532,000, partially offset by charge-offs of loans totaling $267,000. There was no material change in the loss factors used to calculate the allowance from September 30, 2006 to September 30, 2007.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2008		2007
	Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Loans in Each Category to Total Gross Loans
	(Dollars in thousands)
Real estate – mortgage:
Single-family 1-4 units	$143	14.62%	$210	15.64%
Multi-family 5 or more units	84	6.23	75	4.57
Real estate construction loans	1,185	32.47	1,941	47.12
Commercial real estate loans	992	36.73	562	21.44
Commercial business loans	218	6.39	211	6.72
Consumer loans	11	3.56	12	4.51
Total allowance for loan losses	$2,633	100.00%	$3,011	100.00%

	At September 30,
	2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Loans in Each Category to Total Gross Loans
	(Dollars in thousands)
Real estate – mortgage:
Single-family 1-4 units	$200	18.48%	$268	20.71%	$593	28.71%
Multi-family 5 or more units	61	4.52	102	8.20	277	6.96
Real estate construction loans	787	43.25	565	42.01	579	38.86
Commercial real estate loans	781	23.13	672	19.74	423	16.38
Commercial business loans	126	4.89	65	2.83	54	2.57
Consumer loans	189	5.73	90	6.51	98	6.52
Total allowance for loan losses	$2,144	100.00%	$1,762	100.00%	$2,024	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the Bank’s allowance for loan losses for the years indicated. Where specific loan loss allowances have been established, any difference between the loss allowance and the amount of loss realized has been charged or credited to income.

	Years Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$3,011	$2,144	$1,762	$2,024	$1,297
Loans charged-off:
Single-family 1-4 units	(438)	(82)	(261)	(482)	(132)
Multi-family 5 or more units	(24)	―	(113)	―	―
Real estate construction loans	(1,365)	(140)	(78)	(197)	―
Commercial real estate	(258)	―	―	―	―
Commercial business loans	(307)	(35)	―	―	―
Consumer loans	(4)	(10)	(20)	(16)	(33)
Total charge-offs	(2,396)	(267)	(472)	(695)	(165)

Recoveries:
Commercial business loans	12	—	—	—	—
Single-family 1-4 units	104	511	―	1	6
Multi-family 5 or more units	―	18	―	―	1
Real estate construction	21	―	1	―	―
Consumer loans	―	3	1	2	―
Total recoveries	137	532	2	3	7

Net loans charged-off	$(2,259)	$265	$(470)	$(692)	$(158)
Provision for loan losses	1,881	602	852	430	885
Balance at end of year	$2,633	$3,011	$2,144	$1,762	$2,024
Ratio of allowance for losses to gross loans receivable	0.94%	1.13%	0.93%	0.93%	1.09%
Ratio of net loan charge-offs (recoveries) To average loans outstanding during the year	0.91%	(0.12)%	0.25%	0.40%	(0.09)%

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to provide a better match between the interest rate sensitivity of our assets and liabilities. In particular, the strategies utilized by the Bank are intended to stabilize net interest income for the long term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of one-year, adjustable-rate mortgage loans secured by one- to four-family residential real estate and the origination of other loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. Asset/liability management in the form of structuring the maturity or repricing of cash instruments provides greater flexibility to adjust exposure to interest rates. During periods of high interest rates, management believes it is prudent to offer competitive rates on short-term deposits and less competitive rates for long-term liabilities. This posture allows the Bank to benefit quickly from declines in interest rates. Likewise, offering more competitive rates on long-term deposits during the low interest rate periods allows the Bank to extend the repricing and/or maturity of its liabilities thus reducing its exposure to rising interest rates. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Management (“ALCO”) Committee, which includes members of management, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at September 30, 2008 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

Change in Interest Rates	Estimated Net Portfolio Value			Net Portfolio Value as a Percentage of Portfolio Value of Assets
(In Basis Points)	Amount	Change	% Change	NPV Ratio	BP Change
	(Dollars in thousands)
+300	$45,433	$(6,775)	(13)%	13.47%	(157)%
+200	47,639	(4,569)	(9)	14.00	(104)
+100	49,920	(2,288)	(4)	14.52	(52)
+50	51,038	(1,170)	(2)	14.78	(26)
0	52,208	—	—	15.04	—
(50)	53,296	1,088	2	15.28	24
(100)	54,351	2,143	4	15.51	47

The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank of Des Moines. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents amounted to $8.1 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $26.1 million at September 30, 2008. In addition, at September 30, 2008, we had the ability to borrow an additional amount of approximately $2.4 million from the Federal Home Loan Bank of Des Moines, in the form of available overnight lines of credit. On that date, we had no overnight advances outstanding.

At September 30, 2008, we had $36.7 million in loan commitments outstanding, which included $19.0 million in undisbursed loans and $10.8 million in unused lines of credit. Certificates of deposit due within one year of September 30, 2008 totaled $89.6 million, or 78.2% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of September 30, 2008.

		Payments Due by Period
		Less than	One to Three	Three to	More Than 5
	Total	One Year	Years	Five Years	Years
	(In thousands)

Federal Home Loan Bank advances	$69,241	$48,100	$20,066	$1,075	$—
Securities sold under agreement to repurchase	813	813	—	—	—
Operating lease obligations	1,300	92	184	201	823
Total	$71,354	$49,005	$20,250	$1,276	$823

Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. We offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the years indicated.

	Years Ended September 30,
	2008	2007	2006
Investing activities:
Net change in loans receivable	$(32,978)	$(35,402)	$(40,028)
Purchases of securities (1)	(448)	(16,946)	(22,529)
Proceeds from calls, maturities and principal repayments of securities (1)	10,583	10,579	11,486
Proceeds from sales of securities	17,743	—	—
Financing activities:
Increase (decrease) in deposits	(32,542)	53,835	16,854
Increase (decrease) in Federal Home Loan Bank advances	42,810	(7,633)	3,567
Repurchase of common stock	(8,633)	(1,400)	—

(1)   Includes mortgaged-backed securities.

Capital Management.   We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines

Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 14 of the notes to consolidated financial statements. We currently have no plans to engage in hedging activities in the future.

For the year ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The impact of recent accounting pronouncements is discussed in note 1 of the notes to consolidated financial statements included herewith.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8.   Financial Statements and Supplementary Data

This item is not applicable as the Company is a smaller reporting company

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Liberty Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and on the forgoing criteria, management has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Brent M. Giles	/s/ Marc J. Weishaar
Brent M. Giles	Marc J. Weishaar
President and Chief Executive Officer	Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to Part I, Item 1, “Business — Executive Officers” of this Annual Report on Form 10-K.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance—Committees of the Board of Directors” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet the highest standards of ethical conduct. See Exhibit 14.0 to this Annual Report on Form 10-K.

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

(d)           Equity Compensation Plan Information

The following table sets forth information as of September 30, 2008 about Company common stock that may be issued under the Liberty Bancorp, Inc. 2007 Equity Incentive Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	198,550	$11.27	26,290

Equity compensation plans not approved by security holders	—	—	—

Total	198,550	$11.27	26,290

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

The information regarding director independence is incorporated herein by reference to the section captioned “Proposal 1—Election of Directors” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The financial statements filed as a part of this report are as follows:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of September 30, 2008 and 2007
●	Consolidated Statements of Earnings for the Years Ended September 30, 2008 and 2007
●	Consolidated Statements of Comprehensive Earnings for the Years Ended September 30, 2008 and 2007
●	Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008 and 2007
●	Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007
●	Notes to Consolidated Financial Statements

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)	Exhibits Description

3.1	Articles of Incorporation of Liberty Bancorp (1)
3.2	Amended and Restated Bylaws of Liberty Bancorp (2)
4.0	Specimen Stock Certificate of Liberty Bancorp, Inc. (1)
10.1*	Amended and Restated Liberty Savings Bank, F.S.B. Employee Stock Ownership Plan (1)
10.2*	Form of ESOP Loan Commitment Letter and ESOP Loan Documents (1)
10.3*	BankLiberty and Liberty Bancorp, Inc. Employment Agreement with Brent M. Giles (3)
10.4*	BankLiberty Change in Control Agreement with Marc J. Weishaar (3)
10.5*	BankLiberty Change in Control Agreement with Mark E. Hecker (3)
10.6*	Liberty Savings Bank Directors’ Retirement Plan (1)
10.7*	Liberty Bancorp, Inc. 2003 Incentive Equity and Deferred Compensation Plan, as Amended and Restated (4)
10.8*	Liberty Bancorp, Inc. 2007 Equity Incentive Plan (5)
14.0	Code of Ethics (3)
21.0	Subsidiaries
23.0	Consent of Michael Trokey & Company, P.C.
31.1	Rule 13a-14 Certification of Chief Executive Officer
31.2	Rule 13a-14 Certification of Chief Financial Officer
32.0	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Company’s Registration Statement on Form S-1, as amended (File No. 333-133849), initially filed with the Securities and Exchange Commission on May 5, 2006.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 28, 2007.
(3)	Incorporated by reference to the Company’s 2006 Annual Report on Form 10-K, as amended, initially filed with the Securities and Exchange Commission on December 26, 2006.
(4)	Incorporated by reference to the Company’s Form S-8 filed on August 14, 2006.
(5)	Incorporated by reference to the Company’s Form S-8 filed on February 8, 2007.

MICHAEL TROKEY & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
10411 CLAYTON ROAD
ST. LOUIS, MISSOURI  63131

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Liberty Bancorp, Inc.
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Liberty Bancorp, Inc. and subsidiary (“the Company”) as of September 30, 2008 and 2007 and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Bancorp, Inc. and subsidiary as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Michael Trokey & Company, P.C.

St. Louis, Missouri
December 22, 2008

LIBERTY BANCORP, INC.

Consolidated Balance Sheets

September 30, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$5,274,603	6,502,289
Federal funds sold	2,810,000	2,540,000
Total cash and cash equivalents	8,084,603	9,042,289
Securities available for sale, at market value (amortized cost
of $25,681,057 and $47,789,202, respectively)	26,053,420	47,982,519
Stock in Federal Home Loan Bank of Des Moines	3,576,300	1,531,200
Mortgage-backed securities:
Available for sale, at market value (amortized cost of
$14,007,011 and $19,620,825, respectively)	13,989,151	19,276,996
Loans receivable, net of allowance for loan losses
of $2,633,298 and $3,010,904, respectively	256,713,257	232,307,925
Loans held for sale	877,246	719,086
Premises and equipment, net	9,790,337	8,744,846
Bank-owned life insurance (BOLI)	8,538,528	8,101,192
Foreclosed real estate, net	4,936,355	1,675,871
Accrued interest receivable	1,640,478	2,055,814
Other assets	705,649	214,823
Deferred tax asset	1,279,570	1,533,426
Total assets	$336,184,894	333,185,987

Liabilities and Stockholders' Equity
Deposits	$219,763,837	252,305,482
Accrued interest payable on deposits	297,656	601,285
Advances from FHLB	69,240,870	26,430,394
Securities sold under agreement to repurchase	812,500	1,221,184
Advances from borrowers for taxes and insurance	864,268	905,606
Other liabilities	1,196,659	1,439,195
Accrued income taxes	-	88,308
Total liabilities	292,175,790	282,991,454
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,712 and 4,761,187 shares issued	47,617	47,612
Treasury stock, at cost, 825,002 shares at September 30, 2008	(8,632,753)	-
Additional paid-in capital	32,320,258	31,923,289
Common stock acquired by ESOP	(474,634)	(701,309)
Accumulated other comprehensive earnings, net	292,484	(12,619)
Retained earnings - substantially restricted	20,456,132	18,937,560
Total stockholders' equity	44,009,104	50,194,533
Total liabilities and stockholders' equity	$336,184,894	333,185,987

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings

Years Ended September 30, 2008 and 2007

	2008	2007
Interest income:
Loans receivable	$17,355,934	17,233,026
Mortgage-backed securities	705,131	933,469
Securities - taxable	1,416,150	1,714,706
Securities - non-taxable	536,110	361,092
Other interest - earning assets	143,261	320,881
Total interest income	20,156,586	20,563,174
Interest expense:
Deposits	7,321,062	9,084,278
Securities sold under agreement to repurchase	57,834	77,323
Advances from FHLB	2,005,534	1,332,527
Total interest expense	9,384,430	10,494,128
Net interest income	10,772,156	10,069,046
Provision for loan losses	1,881,175	602,089
Net interest income after provision for loan losses	8,890,981	9,466,957
Noninterest income:
Loan service charges	63,632	89,507
Gain on sale of securities available for sale	135,303	-
Gain on sale of loans	318,634	247,339
Change in cash surrender value of BOLI	437,336	101,192
Deposit account service charges	1,168,913	1,039,412
Total noninterest income	2,123,818	1,477,450
Noninterest expense:
Compensation and benefits	4,445,981	4,445,083
Occupancy expense	673,323	624,759
Equipment and data processing expense	930,917	798,133
Operations from foreclosed real estate, net	361,994	356,348
FDIC premium expense	134,795	41,048
Professional and regulatory services	434,083	407,760
Advertising	250,486	254,930
Correspondent banking charges	233,664	260,576
Supplies	136,320	137,693
Other	785,708	719,683
Total noninterest expense	8,387,271	8,046,013
Earnings before income taxes	2,627,528	2,898,394
Income taxes:
Current	639,000	1,338,000
Deferred	67,000	(384,000)
Total income taxes	706,000	954,000
Net earnings	$1,921,528	1,944,394

Basic earnings per share	$0.48	0.42
Diluted earnings per share	$0.47	0.42

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Years Ended September 30, 2008 and 2007

	2008	2007

Net earnings	$1,921,528	1,944,394
Other comprehensive earnings:
Unrealized gain on securities and MBSs available for sale, net:
Reclassification adjustment for gains included in earnings, net of tax of $47,356 and $0, respectively	(87,947)	-
Unrealized gains arising during the year, net of tax of $218,673 and $280,911, respectively	406,107	478,307
Adjustment to initially apply SFAS Statement No. 158, net of tax of $44,264	-	82,204
Decrease in unrealized gain under SFAS Statement No. 158, net of tax of $7,031	(13,057)	-
Comprehensive earnings	$2,226,631	2,504,905

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2008 and 2007

					Common
				Common	Stock		Accumulated
			Additional	Stock	Acquired by		Other	Total
	Common Stock	Treasury Stock	Paid-In Capital	Acquired by ESOP	Incentive Plan	Retained Earnings	Comprehensive Earnings, Net	Stockholders' Equity

Balance at September 30, 2006	$47,601	-	33,001,965	(933,192)	(18,676)	17,457,008	(573,130)	48,981,576

Shares issued under stock- based incentive plan	11	-	8,684	-	-	-	-	8,695
Amortization of ESOP award	-	-	100,852	231,883	-	-	-	332,735
Reclass to apply SFAS No. 123(R)	-	-	(18,676)	-	18,676	-	-	-
Amortization of stock awards	-	-	162,519	-	-	-		162,519
Amortization of stock option grants	-	-	67,553	-	-	-	-	67,553
Unrealized gain on securities available for sale, net	-	-	-	-	-	-	478,307	478,307
Unrealized gain to initially apply SFAS No. 158, net	-	-	-	-	-	-	82,204	82,204
Repurchase of common stock for incentive stock award plan	-	-	(1,399,608)	-	-	-	-	(1,399,608)
Cash dividends of $.10 per share	-	-	-	-	-	(463,842)	-	(463,842)
Net earnings	-	-	-	-	-	1,944,394	-	1,944,394

Balance at September 30, 2007	$47,612	-	31,923,289	(701,309)	-	18,937,560	(12,619)	50,194,533

Shares issued under stock- based incentive plan	5	-	4,342	-	-	-	-	4,347
Treasury stock	-	(8,632,753)	-	-	-	-	-	(8,632,753)
Amortization of ESOP award	-	-	69,703	226,675	-	-	-	296,378
Amortization of stock awards	-	-	246,588	-	-	-	-	246,588
Amortization of stock option grants	-	-	75,347	-	-	-	-	75,347
Unrealized gain on securities available for sale, net	-	-	-	-	-	-	318,160	318,160
Decrease in unrealized gain under SFAS No. 158, net	-	-	-	-	-	-	(13,057)	(13,057)
Other	-	-	989	-	-	-	-	989
Cash dividends of $.10 per share	-	-	-	-	-	(402,956)	-	(402,956)
Net earnings	-	-	-	-	-	1,921,528	-	1,921,528
Balance at September 30, 2008	$47,617	(8,632,753)	32,320,258	(474,634)	-	20,456,132	292,484	44,009,104

 See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net earnings	$1,921,528	1,944,394
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	570,422	463,259
ESOP expense	296,378	332,735
Incentive Plan expense	321,935	230,072
Amortization of discounts on investments, net	(21,141)	(32,714)
Amortization of unearned discount on loans
and deferred loan fees, net	(279,263)	(294,752)
Provision for loan losses	1,881,175	602,089
Loans held for sale - originated	(24,739,010)	(20,353,682)
Loans held for sale - proceeds from sale	24,899,484	20,341,136
Gain on sale of loans	(318,634)	(247,339)
Increase in cash surrender value of bank-owned life
insurance	(437,336)	(101,192)
Gain on sale of securities available for sale	(135,303)	—
Loss on foreclosed real estate, net	310,572	288,045
Decrease (increase) in:
Accrued interest receivable	415,336	(569,459)
Other assets	(490,826)	(32,581)
Deferred tax assets	67,000	(384,000)
Increase (decrease) in:
Accrued interest on deposits and other liabilities	(559,222)	510,112
Accrued income taxes	(88,308)	(72,419)
Net cash provided by (used for) operating activities	3,614,787	2,623,704
Cash flows from investing activities:
Net change in loans receivable	(32,977,909)	(35,401,657)
Mortgage-backed securities:
Available for sale - principal collections	5,606,708	5,228,574
Securities available for sale:
Purchase	(448,061)	(16,946,207)
Proceeds from maturity or call	4,935,000	5,350,000
Proceeds from sale	17,743,207	—
Principal collections	41,550	—
Purchase of stock in FHLB of Des Moines	(2,513,071)	(1,300,100)
Redemption of stock in FHLB of Des Moines	467,971	1,721,800
Proceeds from the sale of foreclosed real estate, net	3,399,609	2,624,705
Purchase of premises and equipment	(1,615,913)	(2,507,916)
Purchase of bank-owned life insurance policy	-	(8,000,000)
Net cash provided by (used for) investing activities	$(5,360,909)	(49,230,801)

(Continued)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended September 30, 2008 and 2007

(Continued)

	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	$(32,541,645)	53,834,503
Increase (decrease) in advances from
borrowers for taxes and insurance	(41,338)	62,094
Proceeds from advances from the FHLB	1,156,350,000	276,100,000
Repayment of advances from the FHLB	(1,113,539,524)	(283,733,344)
Securities sold under agreement to repurchase:
Proceeds	10,662,300	51,974,878
Repayments	(11,070,984)	(54,137,691)
Proceeds from exercise of stock options	4,347	8,695
Repurchase of common stock	(8,632,753)	(1,399,608)
Other	989	-
Cash dividends	(402,956)	(463,842)
Net cash provided by (used for)
financing activities	788,436	42,245,685
Net increase (decrease) in cash and cash equivalents	(957,686)	(4,361,412)
Cash and cash equivalents at beginning of year	9,042,289	13,403,701
Cash and cash equivalents at end of year	$8,084,603	9,042,289

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest on deposits	$7,624,587	8,799,195
Interest on advances from FHLB of Des Moines	2,016,978	1,329,586
Interest on securities sold under agreement to repurchase	57,939	77,487
Income taxes	920,655	1,411,889
Real estate acquired in settlement of loans	6,970,665	5,383,483
Loans originated to finance the sale of foreclosed real estate	-	2,374,710

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

September 30, 2008 and 2007 and
Years Ended September 30, 2008 and 2007

(1)              Summary of Significant Accounting Policies

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

The following comprise the significant accounting policies, which the Company and Bank follow in preparing and presenting their consolidated financial statements:

a.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, BankLiberty. The Company’s principal business is the business of the Bank.  All  significant intercompany accounts and transactions have been eliminated.

b.
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing funds in other banks with original maturities of three months or less.  The Company maintains cash in bank accounts which may exceed federally insured limits.  The Company does not believe it is exposed to any significant credit risk.  Interest-bearing funds in other banks were $1,129,990 and $7,175,110 at September 30, 2008 and 2007, respectively.  A restricted cash account of $560,510 related to clearing of checks was held in a correspondent bank at September 30, 2008 and 2007.

c.
Securities and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at cost, adjusted for amortization of premiums and accretion of discounts over the life of the security using the interest method.  Securities and mortgage-backed securities not classified as held to maturity securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of stockholders’ equity.  Unreallized gains on securities and mortgage-backed securities, net of tax of $131,166, amounted to $223,337 at September 30, 2008.  Unrealized losses on securities and mortgage-backed securities, net of tax of $55,689, amounted to $94,823 at September 30, 2007.  The Company does not purchase securities and mortgage-backed securities for trading purposes.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The cost of securities sold is determined by specific identification.  Declines in fair value of securities and mortgage-backed securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss.  In estimating other-than-temporary impairment losses, management of the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time to allow for any anticipated recovery in fair value.  Stock in the Federal Home Loan Bank of Des Moines is recorded at cost, which represents redemption value.  Dividends received on such stock are reported as income.  The Bank is a member of the Federal Home Loan Bank system.  The required investment in the common stock is based upon a certain percentage of the Bank’s assets and FHLB advances.

Collateralized mortgage obligations (“CMOs”) are mortgage derivatives and the type owned by the Bank is classified as “low risk” under regulatory guidelines.  CMOs are subject to the effects of interest rate risk.  The Bank does not purchase CMOs at any significant premium over par value to limit certain prepayment risks.

d.	Loans receivable, net are carried at unpaid principal balances, less loans in process, net deferred loan fees, unearned discount and allowance for losses.

Loans originated and held for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Gain on sale of loans is recognized once title has passed to the purchaser, substantially all risks and rewards of ownership have irrevocably passed to the purchaser and recourse obligations, if any, are minor and can be reasonably estimated.  Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method.

e.
Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs.  The Bank considers a loan to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  The types of loans for which impairment is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, nonaccrual single-family loans and troubled debt restructurings.  Such loans are generally placed on nonaccrual status at the point deemed uncollectible.  Impairment losses are recognized through an increase in the allowance for loan losses.  A loan is considered delinquent when a payment has not been made by the contractual due date.  See note 5 for information regarding impaired loans at September 30, 2008 and 2007.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

f.
Allowances for losses are available to absorb losses incurred on loans and foreclosed real estate held for sale and represent additions charged to expense, less net charge-offs.  Loans are charged-off in the period deemed uncollectible.  Recoveries of loans previously charged-off are recorded when received.  The allowances are evaluated on a regular basis by management and are based on management's periodic review of the collectibility of loans, in light of historical experience, fair value of the underlying collateral, changes in the types and mix of loans originated and prevailing economic conditions.

g.
Premises and equipment are carried at cost, less accumulated depreciation.  Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets.  Estimated lives are five to forty years for buildings and improvements, and three to ten years for furniture and equipment.

h.
Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs based upon an appraisal or internal valuation of the property.  Costs related to improvement of real estate are capitalized.  Foreclosed assets also include properties for which the Bank has taken physical possession, even though formal foreclosure proceedings have not taken place.

i.
Interest on securities, mortgage-backed securities and loans receivable is accrued as earned.  Interest on loans receivable contractually delinquent is excluded from income when deemed uncollectible.  When a loan is classified as nonaccrual, accrued interest is reversed against current income.  Subsequent collection of interest on nonaccrual loans is recorded as income when received or applied to reduce the loan balance.  Accrual of interest is resumed on previously classified nonaccrual loans, when there is no longer any reasonable doubt as to the timely collection of interest.  Accrued interest receivable as of September 30, 2008 and 2007 is summarized as follows:

	2008	2007

Securities	$366,688	578,482
Mortgage-backed securities	59,462	82,152
Loans receivable	1,214,328	1,395,180
	$1,640,478	2,055,814

j.
Bank owned life insurance is carried at the cash surrender value.  Changes in the cash surrender value, including interest income, increases and decreases in value and policy expenses, are recognized as a component of noninterest income.

k.
Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities which will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

l.	On October 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (SFAS No. 123 (R)), “Share-Based Payment,” using the modified prospective method.

Under this method, compensation expense is recognized based on the fair value of unvested stock awards at the implementation date of SFAS No. 123 (R) and new awards granted thereafter, which includes restricted stock and stock options, at the grant date and is recognized on a straight–line basis over the requisite service period.  The fair value of stock options is estimated at the date of grant using the Black–Scholes pricing model and related assumptions.  The risk–free rate is based on the U.S. Treasury zero–coupon issue with a remaining term equal to the expected term used as an assumption in the model.  The expected term is based upon the average of the original contractual term and the vesting term.  Since the Company is a relatively new, fully public entity, the expected volatility is based upon the expected volatility of similar fully public entities.

m.
For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair value of the shares committed to be released during the period in accordance with the provisions of Statement of Position 93-6.

n.	Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding and stock options to the extent dilutive.

Following is a summary of basic and diluted earnings per common share for the years ended September 30, 2008 and 2007:

	2008	2007

Net earnings	$1,921,528	1,944,394

Weighted-average shares - Basic EPS	4,007,591	4,618,323
Stock options - treasury stock method	39,468	42,980
Weighted-average shares - Diluted EPS	4,047,059	4,661,303

Basic earnings per common share	$0.48	0.42
Diluted earnings per common share	$0.47	0.42
Anti-dilutive shares	94,185	51,551

o.	The following paragraphs summarize the impact of new accounting pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48, effective October 1, 2007.  No adjustments were recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as Missouri income taxes and special financial institution taxes.  Tax years ending September 30, 2006 through September 30, 2008 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At September 30, 2008, there was no accrual for uncertain tax positions or related interest.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value and expand disclosures about fair values.  The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 was adopted on October 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain items at fair value.  Entities shall report unrealized gains and losses on those items which the fair value option has been elected in earnings.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  SFAS No. 159 was adopted on October 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 improves the relevance, comparability, and transparency of the financial information that an entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest or minority interest, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (R), “Business Combinations.”  SFAS No. 141 (R) improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding business combinations and its effects.

SFAS No. 160 and SFAS No. 141 (R) are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008  The Company is currently reviewing the applications of SFAS No. 160 and SFAS No. 141 (R).  At September 30, 2008, the Company did not have a noncontrolling interest.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company is currently reviewing the application of SFAS No. 161.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles.  SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  FSP SFAS No. 157 is effective upon issuance.  FSP SFAS No. 157 provides clarification of SFAS No. 157, “Fair Value Measurements,” in determining the fair value of a financial asset when the market for that financial asset is not active.  Application issues include consideration of the entity’s own assumptions when measuring fair value when relevant observable inputs do not exist; available observable inputs in a market that is not active should be considered when measuring fair value; and market quotes when assessing the relevance of observable and unobservable data available to measure fair value.  FSP SFAS No. 157 was adopted on October 1, 2008 and did not have a material impact on the Company’s financial position or results of operation.

(2)	Risks and Uncertainties

The Bank is a community oriented financial institution, which provides traditional financial services within the areas it serves.  The Bank is engaged primarily in the business of attracting deposits from the general public and using these funds to originate residential real estate loans, commercial business, commercial real estate and consumer loans primarily to customers located in Clay, Clinton, Jackson and Platte Counties of Missouri.  Senior management of the Bank monitors the level of net interest income and noninterest income from various products and services.  Further, operations of the Bank are managed and financial performance is evaluated on an institution-wide basis.  As a result, all of the Bank's operations are considered by management to be aggregated in one reportable operating segment.

  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions, which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the years covered.  Actual results could differ significantly from these estimates and assumptions.

   The Bank's operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of Thrift Supervision (“OTS”).  The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets.  To better control the impact of changes in interest rates, the Bank has sought to improve the match between asset and liability maturities or repricing periods and rates by emphasizing the origination of adjustable-rate mortgage loans, and maintaining securities and advances from FHLB portfolio primarily with maturities of less than ten years.  The Bank is also emphasizing transaction accounts, which are core deposits and are treated favorably in measurement of interest rate risk.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

    The Bank uses a net market value methodology provided by the OTS to measure its interest rate risk exposure.  This exposure is a measure of the potential decline in the net portfolio value of the Bank based upon the effect of an assumed increase or decrease in interest rates in primarily 100 basis point increments.  Net portfolio value is the expected net cash flows from the institution's assets, liabilities and off-balance sheet contracts.  Credit risk is the risk of default on the Bank's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments.  Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Bank.  The Bank is subject to periodic examination by regulatory agencies, which may require the Bank to record increases in the allowance based on their evaluation of available information.  There can be no assurance that the Bank’s regulators will not require further increases to the allowances.

(3)	Securities

Securities are summarized as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for sale - debt securities:
Federal agency obligations	$13,422,143	480,901	-	13,903,044
State and municipal obligations	11,714,464	46,438	(82,041)	11,678,861
	25,136,607	527,339	(82,041)	25,581,905
Available for sale - equity securities	544,450	-	(72,935)	471,515
	$25,681,057	527,339	(154,976)	26,053,420

Weighted-average rate	4.69%

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for sale - debt securities:
Federal agency obligations	$34,555,418	320,918	(28,288)	34,848,048
State and municipal obligations	12,839,161	2,016	(100,590)	12,740,587
	47,394,579	322,934	(128,878)	47,588,635
Available for sale - equity securities	394,623	-	(739)	393,884
	$47,789,202	322,934	(129,617)	47,982,519

Weighted-average rate	4.72%

Weighted-average rates are based on the coupon rate at the balance sheet date.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Securities having a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2008
Available for sale- debt securities:
State and municipal obligations	$-	-	4,773,162	(82,041)	4,773,162	(82,041)
Available for sale- equity securities	130,279	(19,548)	341,236	(53,387)	471,515	(72,935)
	$130,279	(19,548)	5,114,398	(135,428)	5,244,677	(154,976)

September 30, 2007
Available for sale- debt securities:
Federal agency obligations	$-	-	5,993,047	(28,288)	5,993,047	(28,288)
State and municipal obligations	2,777,801	(21,951)	5,326,202	(78,639)	8,104,003	(100,590)
Available for sale- equity securities	393,884	(739)	-	-	393,884	(739)
	$3,171,685	(22,690)	11,319,249	(106,927)	14,490,934	(129,617)

The Company believes that the decline in value is related to changes in market interest rates and not credit quality of the issuers.

Maturities of debt securities at September 30, 2008 are summarized as follows:

	Available for Sale
	Amortized	Market
	Cost	Value

Due within one year	$4,597,578	4,637,025
Due after one through five years	12,332,841	12,788,517
Due after five through ten years	3,580,601	3,585,363
Due after ten years	4,625,587	4,571,000
	$25,136,607	25,581,905

At September 30, 2008, securities with a carrying value of approximately $6,198,644 are callable at the discretion of the issuer prior to the maturity date.  Securities in the amount of $17,059,647 were pledged to secure certain deposits at September 30, 2008.

Gross proceeds, gross realized gains and gross realized losses from sales of available for sale securities were $17,743,207, $135,303 and $0, respectively, for the year ended September 30, 2008.  There were no such sales during 2007.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(4)           Mortgage-Backed Securities

Mortgage-backed securities (“MBSs”) are summarized as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available for sale:
FHLMC	$8,910,347	25,750	(17,813)	8,918,284
FNMA	4,737,407	8,921	(28,539)	4,717,789
GNMA	32,785	439	-	33,224
GNMA - CMO	202,623	-	(1,032)	201,591
FNMA - CMO	123,849	-	(5,586)	118,263
	$14,007,011	35,110	(52,970)	13,989,151

Weighted-average rate	4.33%

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available for sale:
FHLMC	$12,779,279	6,525	(198,673)	12,587,131
FNMA	6,213,053	192	(135,059)	6,078,186
GNMA	37,454	287	-	37,741
GNMA - CMO	400,055	-	(7,989)	392,066
FHLMC - CMO	43,780	-	(98)	43,682
FNMA - CMO	147,204	-	(9,014)	138,190
	$19,620,825	7,004	(350,833)	19,276,996

Weighted-average rate	4.31%

Weighted-average rates are based on the coupon rate at the balance sheet date.  Actual yield is expected to be lower and is affected by prepayments and related premium amortization.  At September 30, 2008 and 2007, MBSs included adjustable-rate mortgage loans of $4,815,649 and $6,384,358, respectively.  MBSs pledged to secure certain deposits were $2,503,447 at September 30, 2008.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Mortgage-backed securities having a continuous unrealized loss position for less than twelve months or twelve months or longer are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2008
Available for sale:
FHLMC	$-	-	5,103,815	(17,813)	5,103,815	(17,813)
FNMA	-	-	3,702,044	(28,539)	3,702,044	(28,539)
GNMA - CMO	-	-	201,591	(1,032)	201,591	(1,032)
FNMA - CMO	-	-	118,263	(5,586)	118,263	(5,586)
	$-	-	9,125,713	(52,970)	9,125,713	(52,970)

September 30, 2007
Available for sale:
FHLMC	$828,941	(3,036)	10,146,180	(195,637)	10,975,121	(198,673)
FNMA	-	-	5,891,129	(135,059)	5,891,129	(135,059)
GNMA - CMO	-	-	392,066	(7,989)	392,066	(7,989)
FHLMC - CMO	-	-	43,682	(98)	43,682	(98)
FNMA - CMO	-	-	138,190	(9,014)	138,190	(9,014)
	$828,941	(3,036)	16,611,247	(347,797)	17,440,188	(350,833)

The Company believes that the decline in value is related to changes in market interest rates and not credit quality of the issuers.

(5)           Loans Receivable, Net

Loans receivable, net are summarized as follows:

	2008	2007

Real estate loans:
Single-family, 1-4 units	$40,727,011	41,749,549
Multi-family, 5 or more units	17,368,034	12,197,677
Construction	90,482,099	125,797,037
Commercial	102,363,966	57,240,734
Commercial business loans	17,805,117	17,950,717
Consumer loans	9,919,979	12,038,005
	278,666,206	266,973,719
Allowance for losses	(2,633,298)	(3,010,904)
Loans in process	(19,027,587)	(31,315,742)
Unearned discounts	(13,068)	-
Deferred loan fees, net	(278,996)	(339,148)
	$256,713,257	232,307,925

Weighted-average rate	6.46%	7.83%

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Adjustable-rate loans included in the loan portfolio amounted to $96,031,839 and $111,674,667 at September 30, 2008 and 2007, respectively.  Loans serviced for the benefits of others amounted to $10,742,912 and $5,550,066 at September 30, 2008 and 2007, respectively.

Real estate construction loans are secured by the following:

	2008	2007

Single-family, spec	$13,247,325	29,331,087
Single-family, custom built	6,346,275	7,097,700
Multi-family, 5 or more units	821,090	1,494,997
Development	36,669,828	36,407,723
Commercial	33,397,581	51,020,155
Other	-	445,375
	$90,482,099	125,797,037

Following is a summary of activity in allowance for loan losses:

	2008	2007

Balance, beginning of year	$3,010,904	2,144,121
Loan charge-offs	(2,395,909)	(267,581)
Loan recoveries	137,128	532,275
Provision charged to expense	1,881,175	602,089
Balance, end of year	$2,633,298	3,010,904

A summary of impaired loans follows:

	2008	2007

Nonaccrual loans	$8,218,713	3,422,257
Accruing loans past due 90 days or more	-	-
Total impaired loans	$8,218,713	3,422,257

Allowance for losses on impaired loans	$437,523	370,116

Impaired loans with no allowance for loan losses	$-	-

Average balance of impaired loans	$4,598,203	1,331,696

Interest income that would have been recognized	$150,281	70,389
Interest income recognized	$8,831	-

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At September 30, 2008 and 2007 these loans amounted to $6,263,049 and $5,920,947, respectively.

Following is a summary of loans to directors, executive officers and associates of such persons in excess of $60,000 in the aggregate for the year ended September 30, 2008:

Balance, beginning of year	$615,171
Additions	-
Repayments	(39,762)
Balance, end of year	$575,409

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

(6)           Premises and Equipment, Net

Premises and equipment, net are summarized as follows:

	2008	2007

Land	$2,430,041	2,405,041
Land for future branch location	600,000	-
Office buildings	6,665,992	6,731,896
Furniture and equipment	3,563,844	3,075,123
Building-in-progress	580,070	11,974
	13,839,947	12,224,034
Less accumulated depreciation	4,049,610	3,479,188
	$9,790,337	8,744,846

Depreciation expense for 2008 and 2007 was $570,422 and $463,259, respectively.

The Bank leases the land for one branch office located in Kansas City.  The lease expires in November 2021.  The Bank has four successive options to extend the lease term for five years each and a fifth option for a three year period.  Rent expense for both 2008 and 2007 amounted to $91,622.  Future minimum lease payments are summarized as follows:

October 1, 2008 to September 30, 2009	$91,622
October 1, 2009 to September 30, 2010	91,622
October 1, 2010 to September 30, 2011	92,386
October 1, 2011 to September 30, 2012	100,784
October 1, 2012 to September 30, 2013	100,784
After September 30, 2013	823,071
$1,300,269

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(7)           Foreclosed Real Estate, Net

Foreclosed real estate, net is summarized as follows:

	2008	2007

Foreclosed real estate	$4,936,355	1,675,871
Allowance for losses	-	-
	$4,936,355	1,675,871

Foreclosed real estate at September 30, 2008 included 12 one-to-four family properties, seven one-to-four family construction properties, one land development property, one commercial retail property, two commercial lots and one residential lot.

Following is a summary of activity in allowance for loan losses:

	2008	2007

Balance, beginning of year	$-	-
Gain on sale	53,183	58,676
Charge-offs	(363,755)	(346,721)
Provision charged to expense	310,572	288,045
Balance, end of year	$-	-

(8)           Deposits

Deposits are summarized as follows:

Description and interest rate	2008	2007

Non-interest bearing NOW accounts	$14,869,181	13,616,861
NOW accounts, .85% and 1.71%, respectively	21,694,726	21,368,449
Statement accounts, .30% and .31%, respectively	7,257,784	7,200,644
Money market accounts, 2.72% and 4.59%, respectively	61,370,844	68,481,779
Total transaction accounts	105,192,535	110,667,733
Certificates:
2.00 - 2.99%	60,858,183	300,179
3.00 - 3.99%	34,745,328	9,249,218
4.00 - 4.99%	15,732,752	60,151,774
5.00 - 5.99%	3,235,039	71,936,578
Total certificates, 3.08% and 4.81%, respectively	114,571,302	141,637,749
Total deposits, 2.47% and 4.10%, respectively	$219,763,837	252,305,482

At September 30, 2008 and 2007, deposits included brokered certificates of $15,000,000 and $14,000,000, respectively.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Certificate maturities are summarized as follows:

	2008	2007

First year	$89,574,562	126,634,196
Second year	14,843,151	7,495,054
Third year	6,192,967	3,913,756
Fourth year	1,735,327	1,903,419
Fifth year	2,225,295	1,691,324
	$114,571,302	141,637,749

Transaction accounts and certificates in denominations of $100,000 or more amounted to $40,069,184 and $44,204,202 at September 30, 2008, respectively, and $48,643,943 and $47,732,829 at September 30, 2007, respectively.

Interest on deposits is summarized as follows:

	2008	2007

NOW accounts	$305,856	458,246
Passbook accounts	21,198	22,544
Money market accounts	2,223,297	1,700,437
Certificates	4,770,711	6,903,051
	$7,321,062	9,084,278

Deposits from directors, executive officers and other affiliates were not material to total deposits at September 30, 2008 and 2007.

(9)           Advances from Federal Home Loan Bank of Des Moines

Fixed-rate advances from Federal Home Loan Bank (“FHLB”) of Des Moines are summarized as follows:

Final	Average Interest Rate
Maturity Date	at September 30, 2008	2008	2007

Within one year	2.12%	$48,000,000	21,955,516
After one through three years	3.35	19,866,000	-
After three through five years	7.64	1,374,870	4,474,878
		$69,240,870	26,430,394

Weighted-average rate		2.58%	5.08%

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Principal maturities at September 30, 2008 are summarized as follows:

October 1, 2008 to September 30, 2009	$48,100,008
October 1, 2009 to September 30, 2010	11,966,008
October 1, 2010 to September 30, 2011	8,100,008
October 1, 2011 to September 30, 2012	1,074,846
$69,240,870

At September 30, 2008, advances from FHLB of Des Moines are secured by securities, FHLB stock and one-to-four family, home equity, multi-family, commercial real estate and non-real estate loans amounting to $71,683,166.  The Bank had remaining credit available under the FHLB advance program of $2.4 million at September 30, 2008.

(10)           Securities Sold Under Agreement to Repurchase

Securities sold under agreement to repurchase, which are classified as borrowings, are reflected at the amount of cash received in connection with transaction, plus interest credited.  The Bank may be required to provide additional collateral based on the fair value of the underlying securities.  The securities sold under agreement to repurchase are under the Bank’s control.  These agreements to repurchase are summarized as follows:

	Rate at
	September 30,
Maturity Date	2008	2008	2007

February 26, 2009	5.21%	$569,102	540,136

Open line	2.67%	243,398	681,048

Total, 4.45% and 4.21%		$812,500	1,221,184

Market value of securities		$3,991,155	6,996,954

Average balance of borrowings		$1,426,793	2,097,002

Maximum balance at any month end		$2,197,390	5,690,307

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

 (11)           Income Taxes

The Company and Bank file consolidated income tax returns.  The Bank is permitted to make additions to the tax bad debt reserve using the experience method.

The components of the net deferred tax asset are summarized as follows:

	2008	2007

Deferred tax liabilities:
FHLB stock dividends	$(140,625)	(140,625)
Unrealized gain on securities available for sale	(131,166)	-
	(271,791)	(140,625)
Deferred tax assets:
Accrued income and expense and deferred loan fees	270,493	304,977
Allowance for losses on loans	987,486	1,129,089
Unrealized loss on securities available for sale	-	55,690
Other	293,382	184,295
Total deferred tax assets	1,551,361	1,674,051
Net deferred tax asset	$1,279,570	1,533,426

The provisions of SFAS No. 109 require the Bank to establish a deferred tax liability for the effect of the tax bad debt reserves over the amounts at September 30, 1988.  The Bank’s tax bad debt reserves were $3,588,000 at September 30, 1988.  The estimated deferred tax liability on such amount is approximately $1,220,000, which has not been recorded in the accompanying financial statements.  If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

Income taxes are summarized as follows:

	2008	2007
Current:
Federal	$575,000	1,160,000
State	64,000	178,000
	639,000	1,338,000
Deferred:
Federal	59,000	(335,000)
State	8,000	(49,000)
	67,000	(384,000)
	$706,000	954,000

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the Federal statutory corporate tax rate as follows:

	Percentage of Earnings
	Before Income Taxes
	2008	2007
Federal statutory income tax rate	34.0%	34.0%
Increases (decreases) in tax rate:
Tax exempt income	(6.0)	(3.5)
Change in cash surrender value of BOLI	(5.7)	(1.2)
Nondeductible stock option expense	0.8	0.7
State taxes, net of Federal tax benefit	1.8	2.9
Average fair value versus cost of ESOP shares	0.9	1.2
Other, net	1.3	(1.2)
Tax rate	27.1%	32.9%

(12)         Employee Benefits

Defined Contribution Pension Plan (401k Plan)

The Bank maintains a defined contribution pension plan, which covers substantially all employees.  Participants can contribute from 2% to 15% of their salary of which the Bank will match 50% of the employee contribution, up to a maximum of 5% of the employee’s salary.  Participants are fully vested after five years of service.  Pension plan expense was $62,717 and $53,752 for 2008 and 2007, respectively.

Directors’ Postretirement Medical Benefits

The Bank provides postretirement medical benefits to directors, elected before 1994, and their spouses.  The liability for such benefits is unfunded.  The accumulated postretirement benefit obligation, which represents the present value of the estimated future benefits payable to plan participants attributed to service rendered to date, will be recognized on a delayed basis as a component of net periodic cost for postretirement medical benefits.

Postretirement medical benefits for three directors and their spouses have been amended from the current plan of lifetime health insurance coverage to benefits of $500 per month for each of the directors and spouses, not to exceed twenty years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The following table sets forth the Plan's funded status and amounts recognized in other liabilities in the financial statements:

	2008	2007

Accumulated postretirement benefit obligations	$(240,160)	(257,426)
Unrecognized transition obligation	-	-
Unrecognized prior service cost	-	-
Unrecognized actuarial gain	-	-
Under (over) accrual	10,732	11,230
Accrued postretirement benefit cost	$(229,428)	(246,196)

A reconciliation of the accumulated postretirement benefit obligation is summarized as follows:

	2008	2007

Balance, beginning of year	$(257,426)	(318,823)
Service cost	(6,685)	(6,685)
Interest cost	(14,712)	(18,306)
Benefits paid	38,163	37,538
Actuarial gain	500	48,850
Balance, end of year	$(240,160)	(257,426)

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for the medical plan is 12% for 2008 and thereafter.  The effect of increasing the assumed health care trend rates by one percentage point on the accumulated postretirement benefit obligation and the components of the net periodic cost for postretirement medical benefits at or for the years ended September 30, 2008 and 2007 was considered immaterial.  The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6% at and for the years ended September 30, 2008 and 2007.

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	2008	2007

Service cost	$6,685	6,685
Interest cost	14,712	18,306
Amortization of transition obligation	12,538	12,538
Amortization of prior service cost	(9,665)	(9,665)
Amortization of actuarial gain	(21,368)	(12,203)

Net Periodic Cost	$2,902	15,661

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Postretirement medical benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are summarized as follows:

October 1, 2008 to September 30, 2009	$39,069
October 1, 2009 to September 30, 2010	42,317
October 1, 2010 to September 30, 2011	45,955
October 1, 2011 to September 30, 2012	50,030
October 1, 2012 to September 30, 2013	12,000
October 1, 2013 to September 30, 2018	60,000
$249,371

On September 30, 2007, the Bank adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires the Bank to recognize the funded status of its defined benefit pension plan and other postretirement plan as liabilities in its balance sheet, with a corresponding adjustment to accumulated other comprehensive earnings, net of taxes.  The adjustment to accumulated other comprehensive earnings at adoption represents the unrecognized transition obligation, unrecognized prior service cost and net unrecognized actuarial gains.  These amounts were previously netted against the funded status of its plans as liabilities.  The amounts will be subsequently recognized as net periodic costs.  Further, actuarial gains and losses that arise in subsequent periods will be recognized as a component of accumulated other comprehensive earnings.  The incremental effect of applying SFAS No. 158 on other liabilities and stockholders’ equity was considered immaterial.

Amounts recognized in accumulated other comprehensive earnings, net are summarized as follows:

	2008	2007

Unrecognized transition obligation	$62,676	75,214
Unrecognized prior service cost	(48,323)	(57,988)
Unrecognized actuarial gain	(122,621)	(153,948)
	(108,268)	(136,722)
Tax effect	37,894	47,853
Unrecognized gain, net of taxes	$(70,374)	(88,869)

The estimated amounts that will be amortized from accumulated other comprehensive earnings into net periodic cost for 2009 are as follows:

Unrecognized transition obligation	$12,538
Unrecognized prior service cost	(9,665)
Unrecognized actuarial gain	(21,813)
$(18,940)

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Employee Stock Ownership Plan (ESOP)

The Bank has established an ESOP for the benefit of participating employees.  Participating employees are employees who are normally scheduled to work at least twenty hours a week.  After participants complete plan eligibility requirements they become 20% vested after one year of service, and 20% for each additional year of service until benefits are 100% vested after 5 years.  The Bank makes annual contributions to the ESOP equal to the ESOP's debt service less dividends on unallocated ESOP shares used to repay the ESOP loan.  Dividends on allocated ESOP shares are paid to participants of the ESOP and charged to retained earnings.  The ESOP shares are pledged as collateral on the ESOP loan.  As the loan is repaid, shares are released from collateral and allocated to participating employees, based on the proportion of loan repaid and compensation of the participants.  The Plan permits offsetting forfeitures against employer contributions.  Benefits become payable upon a participant's retirement, death, disability or separation from service.  ESOP expense for 2008 and 2007 was $296,378 and $332,735, respectively.

ESOP shares prior to the July 21, 2006 conversion date have been adjusted by the exchange ratio of 3.5004. The number of ESOP shares allocated, shares released for allocation and unreleased shares at September 30, 2008 were 153,614, 29,369 and 61,484 respectively.  The number of ESOP shares allocated, shares released for allocation and unreleased shares at September 30, 2007 were 146,960, 31,134 and 90,853, respectively.

The fair value of unreleased ESOP shares at September 30, 2008 and 2007 was $553,000 and $973,000, respectively.  The ESOP loan from the Company is secured solely by the common stock at an interest rate of 8.25%.

Stock Options

As authorized by the 2003 Incentive Equity and Deferred Compensation Plan (the “2003 Plan”), the Board of Directors granted 78,760 options to non-employee directors and 96,260 to certain officers and employees during fiscal year 2004.  The Plan authorizes the award of up to 258,063 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank.  The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.  Options expire ten years from the date of the grant.  Stock options to directors are fully vested on the grant date of June 16, 2004.  Options granted to the Bank’s CEO are vested over three years and three months and options granted to certain other officers and employees are vested over a five-year period.  On January 27, 2005 the Board of Directors granted an additional 38,504 options to certain officers and employees.  Options granted to the CEO are vested over a period of three years and eight months and options granted to certain officers and employees are vested over a five-year period.  On November 23, 2005 the Board of Directors granted an additional 42,440 options to directors and officers.  Options granted to the board, CEO, and certain officers, were vested over a ten-month period.

In connection with the completion of the Conversion in July 2006, the Company assumed the Plan and all outstanding options and shares were adjusted based on the 3.5004 exchange ratio.  The exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

As authorized by the Liberty Bancorp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), the Board of Directors granted 25,150 options to non-employee directors and 65,500 options to certain officers and employees on February 27, 2007.   The 2007 Plan authorizes the award of up to 100,691 options to purchase shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank.   The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.   Options expire ten years from the date of the grant.   All 90,650 options granted are vested over a five-year period.

The Company has estimated the fair value of awards granted for the years ended September 30, 2007 under its stock option plan utilizing the Black-Scholes pricing model to be $3.00.  There were no awards granted for the year ended September 30, 2008.  The assumptions used in the Black-Scholes pricing model were as follows:

	2008	2007
Expected dividend yield	-	2.00%
Risk-free interest rate	-	4.53%
Expected life of options	-	7.50 years
Expected volatility	-	21.70%

Stock option expense is as follows:

	2008	2007

Pretax	$75,347	67,553

After tax	71,639	43,234

Basic and diluted earnings per share	$0.02	0.01

At September 30, 2008, the total unrecognized compensation expense related to nonvested stock options was $143,792 and is expected to be recognized over the weighted-average period of 3.02 years.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Stock options, granted, exercised or forfeited are as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Contractual	Aggregate
	of	Exercise	Term in	Intrinsic
	Shares	Price	Years	Value

Outstanding at September 30, 2006	234,963	$7.31	8.07	$686,092
Granted	90,650	11.27	-	-
Exercised	(1,050)	8.28	-	-
Expired	-	-	-	-
Forfeited	(1,500)	11.27	-	-
Outstanding at September 30, 2007	323,063	$8.42	7.75	$797,568
Granted	-	-	-	-
Exercised	(525)	8.28	-	-
Expired	-	-	-	-
Forfeited	(1,050)	8.28	-	-
Outstanding at September 30, 2008	321,488	$8.40	6.72	$396,443
Exercisable at September 30, 2008	236,162	$7.58	6.25	$376,843
Vested and expected to vest at
September 30, 2008	236,162	$7.58	6.25	$376,843

A summary of the total value of options exercised, the amount of cash received from the exercise of stock options and the fair value of shares vested is as follows for the years indicated:

	2008	2007

Intrinsic value of options exercised	$1,076	2,909

Cash received from the exercise of options	4,347	8,695

Fair value of shares vested	415,793	268,769

Shares exercisable and weighted-average exercise prices were 236,162 and $7.58 at September 30, 2008, respectively and 194,005 and $7.20 at September 30, 2007, respectively.

Restricted Stock Awards

During fiscal year 2004, as authorized by the 2003 Plan, two directors each received a restricted stock award of 6,125 shares as adjusted by the exchange ratio of 3.5004, which vests over three years.  On February 27, 2007, as authorized by the 2007 Plan, the Board of Directors granted 31,400 restricted stock awards to non-employee directors and 78,000 awards to certain officers and employees.  The 2007 Plan authorizes the award of up to 125,649 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Bank.  Subsequently, 125,649 shares were repurchased by a trust to fund the restricted stock awards.  All awards are vested over a five-year period.  A summary of the Company’s restricted stock compensation expense is as follows:

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

	2008	2007

Pretax	$246,588	162,519
After tax	$160,282	105,637

At September 30, 2008, the total unrecognized expense was $842,508 and is expected to be recognized over the next 3.41 years.

A summary of the Company’s nonvested stock award activity for 2008 is as follows:

		Weighted-
		Average
	Number of Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2007	109,400	$11.27
Granted	-
Vested	(21,880)	11.27
Forfeited	-
Nonvested at September 30, 2008	87,520	$11.27

Directors’ Retirement Plan

The Bank has adopted a retirement plan for directors elected before 1994.  The plan provides that each non-employee director (participant) shall receive upon retirement a benefit in equal annual installments over a ten-year period.  The annual benefit will be based upon the product of the participant's vesting percentage and $8,000 for currently retired directors and surviving spouses.  For three directors covered under the plan, the annual benefit was amended and will be based upon the product of the participant’s vesting percentage and $15,000.

The vesting percentage shall be determined based upon the participant's years of service on the Board, whether before or after the reorganization date, according to the following schedule:

Full Years of Service	Non-Employee Director's
on the Board	Vested Percentage
Less than 10	0%
10 to 14	25%
15 to 19	50%
20 to 24	75%
25 or more	100%

If an active director covered under the plan terminates service of the Board due to disability, the director's annual benefit for ten years will be $15,000.  In the event that the participant dies before collecting any or all of the benefits, the Bank shall pay the participant's surviving spouse.  No benefits shall be payable to anyone other than the surviving spouse, and shall terminate on the death of the surviving spouse.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The following table sets forth the plan’s funded status and amounts recognized in other liabilities in the financial statements:

	2008	2007
Actuarial present value of benefit obligations -
vested accumulated benefits	$(205,310)	(222,934)
Unrecognized prior service cost	-	-
Unrecognized actuarial gain	-	-
Overaccrual	(7,580)	(4,994)
Accrued directors' retirement plan	$(212,890)	(227,928)

A reconciliation of the accumulated benefit obligation is summarized as follows:

	2008	2007

Balance, beginning of year	$(222,934)	(234,288)
Service cost	(2,597)	(2,597)
Interest cost	(13,376)	(14,057)
Benefits paid	31,000	31,000
Actuarial gain (loss)	2,597	(2,992)
Balance, end of year	$(205,310)	(222,934)

The average discount rate used in determining the accumulated benefit obligation was 6% at and for the years ended September 30, 2008 and 2007.

Net pension cost includes the following components:

	2008	2007

Service costs - benefits earned during the year	$2,597	2,597
Interest cost on benefit obligation	13,376	14,057
Amortization of prior service cost	7,526	7,526
Amortization of actuarial gain	(2,101)	(918)
Overaccrual	-	3,138
Net pension cost	$21,398	26,400

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Retirement benefits under the plan expected to be paid in each of the next five years and in the aggregate for the five years thereafter are summarized as follows:

October 1, 2008 to September 30, 2009	$31,000
October 1, 2009 to September 30, 2010	23,000
October 1, 2010 to September 30, 2011	15,000
October 1, 2011 to September 30, 2012	15,000
October 1, 2012 to September 30, 2013	15,000
October 1, 2013 to September 30, 2018	75,000
$174,000

Amounts recognized in accumulated other comprehensive earnings, net are summarized as follows:

	2008	2007

Unrecognized prior service cost	$37,629	45,155
Unrecognized actuarial gain	(35,741)	(34,901)
	1,888	10,254
Tax effect	(661)	(3,589)

Unrecognized loss, net of taxes	$1,227	6,665

The estimated amounts that will be amortized from accumulated other comprehensive earnings into net periodic cost for 2009 are as follows:

Unrecognized prior service cost	$7,526
Unrecognized gain	(2,976)
$4,550

(13)	Stockholders’ Equity, Minimum Regulatory Capital Requirements and Subsequent Event

On August 23, 1993 the Bank completed its reorganization from a state-chartered mutual savings bank into a Federal mutual holding company.  The reorganization was accomplished through a purchase and assumption of assets and liabilities whereby the Bank (i) incorporated a Missouri-chartered stock savings bank; (ii) converted the Bank's charter to a Federally-chartered mutual holding company; (iii) transferred substantially all of the Bank's assets and liabilities to the newly formed stock savings bank in exchange for 800,000 shares of common stock; and (iv) adopted a new charter issued by the Office of Thrift Supervision (OTS) changing its form to that of a Federally-chartered mutual holding company known as Liberty Savings Mutual Holding Company (MHC).

Concurrent with the reorganization, 500,000 shares of the Bank's common stock were issued in an offering to the Bank's ESOP and MRPs established for the benefit of officers and employees of the Bank, certain members of the Bank and members of the general public.  Each share of common stock was sold at a price of $10.00 per share.  The MHC owned 800,000 of the Bank's outstanding common stock.  Subsequent to the offering an additional 14,276 shares of the Bank's common stock were issued to the MRPs.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

On July 21, 2006 our organization converted from the partially public mutual holding company form to the fully public stock holding company structure. In the stock holding company structure, all of the Bank’s stock is owned by Liberty Bancorp, Inc., and all of Liberty Bancorp’s stock is owned by the public and our employee stock ownership plan.  Liberty Savings Mutual Holding Company no longer exists and the name of the bank, Liberty Savings Bank, F.S.B., was changed to BankLiberty.  Depositors and borrowers do not have voting rights in the Bank.  Voting rights were vested exclusively with stockholders of the Company.  A liquidation account was established at the time of Conversion in an amount equal to $21.1 million, the capital of the Bank as of the date of the latest balance sheet contained in the final prospectus.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the account holder’s or supplemental account holder’s deposit balance falls below the amount on the date of record and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase in the related deposit balance.

As part of the conversion, we sold 2,807,383 shares of common stock at a price of $10.00 per share representing the majority ownership of Liberty Savings Bank that was held by Liberty Savings Mutual Holding Company.   At the conclusion of the conversion, existing public stockholders of Liberty Savings Bank were issued 3.5004 shares of Liberty Bancorp, Inc. in exchange for each share of Liberty Savings Bank common stock, or 1,952,754 shares. Fractional shares in the aggregate, or 36 shares, were redeemed for cash.  Total shares outstanding after the offering and the exchange totaled 4,760,137 shares.   Net proceeds from the sale of common stock in the offering were $25,647,944, after deduction of conversion costs of $1,257,890, and unearned compensation related to shares issued to the ESOP of $1,167,996.  In addition, as part of the Conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank received $694,397 of cash previously held by the MHC.  The Company retained 50% of the net conversion proceeds less funds to originate a loan to a trust for the ESOP, and used the balance of the net proceeds to purchase all of the stock in the Bank in the Conversion.

On August 6, 2007 the Company announced a stock repurchase program to acquire 476,119 shares, or 10%, of the Company’s outstanding common stock.  On December 20, 2007, a second stock repurchase program was approved to acquire up to 222,048 shares or 5%, of the Company’s common stock.  On February 22, 2008, a third stock repurchase program was approved to acquire up to 408,170, or 10%, of the Company’s common stock.  Repurchases will be conducted through open market purchases or privately negotiated transactions, from time to time depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines, the Bank must meet specific guidelines, which involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors.  At September 30, 2008, the Bank met all capital adequacy requirements.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank is also subject to the regulatory framework for prompt corrective action. At September 30, 2008 and 2007, the most recent notification from the regulatory agencies categorized the Bank as well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the dates of the aforementioned notifications which management believes have changed the Bank's category.

The Bank’s actual and required capital amounts and ratios at September 30, 2008 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$38,863
Computer software costs	(192)
Unrealized gain, net - SFAS No. 158	(69)
Unrealized gain on securities AFS, net	(269)
Tangible capital	$38,333	11.5%	$4,983	1.5%
General valuation allowance	2,633

Total capital to risk-weighted assets	$40,966	14.4%	$22,741	8.0%	$28,426	10.0%

Tier 1 capital to risk-weighted assets	$38,333	13.5%	$11,371	4.0%	$17,056	6.0%

Tier 1 capital to total assets	$38,333	11.5%	$13,288	4.0%	$16,610	5.0%

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios at September 30, 2007 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$35,969
Computer software costs	(39)
Unrealized gain, net - SFAS No. 158	(82)
Unrealized loss on securities AFS, net	94
Tangible capital	$35,942	10.8%	$4,973	1.5%
General valuation allowance	3,011

Total capital to risk-weighted assets	$38,953	15.1%	$20,669	8.0%	$25,837	10.0%

Tier 1 capital to risk-weighted assets	$35,942	13.9%	$10,335	4.0%	$15,502	6.0%

Tier 1 capital to total assets	$35,942	10.8%	$13,260	4.0%	$16,576	5.0%

An OTS regulation restricts the Bank’s ability to make capital distributions, including paying dividends.  The regulations do not permit cash dividend payments if the Bank’s capital would be reduced below the amount of the minimum capital requirements or the liquidation account.  The OTS may impose other restrictions.

During the years ended September 30, 2008 and 2007, the Bank paid cash dividends of $402,956 and $463,842, respectively.

(14)           Off-Balance Sheet Risk, Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans and unused lines of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.  The Company’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments.  The Company minimizes this risk by evaluating each borrower's creditworthiness on a case-by-case basis. Collateral held by the Company generally consists of a first or second mortgage on the borrower's property.  The amount of collateral obtained is based upon an appraisal of the property.

Commitments to originate loans are legally binding agreements to lend to the Company's customers.  Letters of credit are unconditional commitments issued by the Company to guarantee the performance of the borrower to a third party.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The following table sets forth information regarding off-balance sheet financial instruments as of September 30, 2008:

	Fixed-Rate	Adjustable- Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$2,791,493	3,724,040

Commitments for unused lines of credit	$210,317	10,586,840

Commitments for undisbursed loans	$8,401,440	10,626,148

Commitments for letters of credit	$358,136	-

Interest rates on these fixed-rate loans generally ranged from 5.25% to 8.25%.

At September 30, 2008, there was no known pending litigation or other claims that management believes will be material to the Company’s financial position.

(15)           Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Non-trading instruments
and nonderivatives:
Cash and cash equivalents	$8,084,603	8,084,603	9,042,289	9,042,289
Securities available for sale	26,053,420	26,053,420	47,982,519	47,982,519
Stock in FHLB of Des Moines	3,576,300	3,576,300	1,531,200	1,531,200
Mortgage-backed securities -
available for sale	13,989,151	13,989,151	19,276,996	19,276,996
Loans receivable, net	256,713,257	262,427,542	232,307,925	234,510,039
Loans held for sale	877,246	877,246	719,086	719,086
Accrued interest receivable	1,640,478	1,640,478	2,055,814	2,055,814
Deposits	219,763,837	220,125,700	252,305,482	252,323,699
Accrued interest on deposits	297,656	297,656	601,285	601,285
Advances from FHLB	69,240,870	68,890,734	26,430,394	26,670,801
Securities sold under
agreement to repurchase	$812,500	806,000	1,221,184	1,220,451

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and cash equivalents are valued at their carrying amounts due to the relatively short period to maturity of the instruments.  Fair values of securities and mortgage-backed securities are based on quoted market prices or, if unavailable, quoted market prices of similar securities.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The carrying amounts of accrued interest receivable and payable approximate fair value.  Stock in FHLB of Des Moines is valued at cost, which represents redemption value and approximates fair value.

Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management's estimates of prepayments.

Deposits with no defined maturities, such as NOW accounts, passbook accounts and money market deposit accounts, are valued at the amount payable on demand at the reporting date. The fair value of certificates of deposit, advances from FHLB of Des Moines and securities sold under agreement to repurchase is computed at fixed spreads to treasury securities with similar maturities.

Off-balance sheet assets include commitments to extend credit and unused lines of credit for which fair values were estimated based on interest rates and fees currently charged to enter into similar transactions and commitments to sell loans for which fair values were estimated based on current secondary market prices for commitments with similar terms.  As a result of the short-term nature of the outstanding commitments, the fair values of fees on such commitments are considered immaterial to the Company’s financial condition.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

 (16)           Parent Company Only Financial Statements

The following balance sheets and statements of earnings and cash flows for Liberty Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

September 30, 2008 and 2007

	2008	2007
Assets
Cash and cash equivalents	$1,084,524	11,556,962
Investment in subsidiary	38,863,988	35,968,431
Securities available for sale	471,515	393,884
ESOP note receivable	490,439	706,935
Loans receivable, net of allowance for loan losses of $0	3,085,454	1,600,000
Accrued interest receivable - loans	7,420	7,700
Accrued interest receivable - other	-	2,240
Other assets	41,710	12,039
Total assets	$44,045,050	50,248,191

Liabilities and Stockholders' Equity
Other liabilities	$28,307	13,500
Accrued income taxes	7,639	40,158
Total liabilities	35,946	53,658
Stockholders' equity:
Common stock	47,617	47,612
Treasury stock, at cost	(8,632,753)	-
Additional paid-in capital	32,320,258	31,923,289
Common stock acquired by ESOP	(474,634)	(701,309)
Accumulated other comprehensive earnings, net	292,484	(12,619)
Retained earnings - substantially restricted	20,456,132	18,937,560
Total stockholders' equity	44,009,104	50,194,533
Total liabilities and stockholders' equity	$44,045,050	50,248,191

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Statements of Earnings

Years Ended September 30, 2008 and 2007

Interest income and dividend income:	2008	2007
Loans receivable	$103,301	78,390
ESOP note receivable	58,322	75,727
Other interest-earning assets	135,327	498,003
Total interest income	296,950	652,120
Dividend income - BankLiberty	-	2,500,000
Total interest and dividend income	296,950	3,152,120
Noninterest expense	305,080	298,477
Earnings (loss) before income taxes and equity in undistributed earnings of the Bank	(8,130)	2,853,643
Income taxes	(3,000)	131,000
Net earnings (loss) before equity in earnings of Bank	(5,130)	2,722,643
Equity in undistributed earnings of subsidiary (dividends
received in excess of earnings of subsidiary)	1,926,658	(778,249)
Net earnings	$1,921,528	1,944,394

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Statements of Cash Flows

Years Ended September 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net earnings	$1,921,528	1,944,394
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Equity in undistributed net earnings of BankLiberty	(1,926,658)	(1,721,751)
ESOP expense	296,378	332,735
Incentive Plan expense	321,935	230,072
Decrease (increase) in:
Accrued interest receivable	2,520	(5,357)
Other assets	(2,959)	(3,368)
Increase (decrease) in;
Other liabilities	14,807	13,500
Accrued income taxes	(32,519)	6,158
Net cash provided by (used for) operating activities	595,032	796,383
Cash flows from investing activities:
Net change in loans receivable	(1,485,454)	2,799,902
Purchase of subsidiary	(618,313)	(562,809)
Dividend from subsidiary	-	2,500,000
Purchase of securities	(149,826)	(394,623)
Repayment of ESOP loan	216,496	210,971
Net cash provided by (used for) investing activities	(2,037,097)	4,553,441
Cash flows from financing activities:
Proceeds from exercise of stock options	4,347	8,695
Cash dividends	(402,956)	(463,842)
Repurchase of common stock	(8,632,753)	(1,399,608)
Other	989	-
Net cash provided by (used for) financing activities	(9,030,373)	(1,854,755)
Net increase (decrease) in cash and cash equivalents	(10,472,438)	3,495,069
Cash and cash equivalents at beginning of year	11,556,962	8,061,893
Cash and cash equivalents at end of year	$1,084,524	11,556,962

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

 (17)           Selected Quarterly Financial Data (Unaudited)

The results of operations by quarter for the years ended September 30, 2008 and 2007 were as follows:

	First	Second	Third	Fourth
Year Ended September 30, 2008	Quarter	Quarter	Quarter	Quarter

Income income	$5,473,948	$5,059,831	$4,948,300	$4,674,507
Interest expense	(2,942,319)	(2,482,307)	(2,023,499)	(1,936,305)
Net interest income	2,531,629	2,577,524	2,924,801	2,738,202
Provision for loan losses	(180,000)	(270,175)	(1,173,000)	(258,000)
Net interest income after provision for loan losses	2,351,629	2,307,349	1,751,801	2,480,202
Noninterest income	478,144	512,728	540,161	592,785
Noninterest expense	(2,072,100)	(2,215,317)	(1,886,173)	(2,213,681)
Earnings before income taxes	757,673	604,760	405,789	859,306
Income taxes	(226,000)	(152,000)	(82,000)	(246,000)
Net earnings	$531,673	$452,760	$323,789	$613,306
Basic earnings per share	$0.12	$0.12	$0.09	$0.15
Diluted earnings per share	$0.12	$0.12	$0.09	$0.14

	First	Second	Third	Fourth
Year Ended September 30, 2007	Quarter	Quarter	Quarter	Quarter

Income income	$4,875,692	$4,910,595	$5,243,653	$5,533,234
Interest expense	(2,332,378)	(2,436,057)	(2,692,641)	(3,033,052)
Net interest income	2,543,314	2,474,538	2,551,012	2,500,182
Provision for loan losses	(32,000)	(166,202)	(267,105)	(136,782)
Net interest income after provision for loan losses	2,511,314	2,308,336	2,283,907	2,363,400
Noninterest income	329,870	310,189	363,227	474,164
Noninterest expense	(1,966,408)	(2,055,220)	(2,033,136)	(1,991,249)
Earnings before income taxes	874,776	563,305	613,998	846,315
Income taxes	(315,000)	(190,000)	(208,000)	(241,000)
Net earnings	$559,776	$373,305	$405,998	$605,315
Basic and diluted earnings per share	$0.12	$0.08	$0.09	$0.13

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

 (18)           Subsequent Event – Business Combination

On November 7, 2008, the Company acquired KLT Bancshares, Inc., the parent company of Farley State Bank.  Shareholders of Farley State Bank received total merger consideration of $4.5 million, consisting of entirely cash.  The Company incurred acquisition costs of approximately $240,000.  The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  Fair value adjustments on the assets acquired and liabilities assumed will be depreciated or amortized as applicable, over the estimated useful lives of the related assets and liabilities.  The core deposit intangible of $1.1 million will be amortized over 10.2 years using the double declining balance method.  The Company recorded fair value accounting adjustments of $409,000, net of income taxes of $239,000 and core deposit intangibles of $665,000, net of income taxes of $391,000.  Based upon Farley State Bank’s stockholders’ equity of $2.5 million, goodwill amounted to approximately $1.1 million at November 7, 2008.  The excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature.  Such amounts are subject to minor adjustments in the near future as additional analysis is performed or obtained from third parties.  As a result of the acquisition, the Bank will operate two additional full-service offices and expand its market area.

The following table summarizes the assets acquired and liabilities assumed at November 7, 2008, the date of acquisition:

Cash and due from banks	$1,373,913
Federal funds sold	2,234,000
Securities available for sale	9,658,286
Federal Home Loan Bank stock and MIB stock	107,300
Loans, net	20,743,173
Property and equipment, net	2,780,368
Accrued interest receivable	209,992
Goodwill	1,155,888
Core deposit intangible	1,056,000
Other assets	365,798
Total assets acquired	39,684,718

Deposits	33,963,890
Accrued interest payable	215,834
Advances from borrowers for taxes and insurance	69,896
Other liabilities	64,763
Deferred tax liability	630,335
Total liabilities assumed	34,944,718

Purchase price, including acquisition costs	$4,740,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BANCORP, INC.

Date: December 29, 2008	By:	./s/ Brent M. Giles
Brent M. Giles
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Brent M. Giles	Date: December 29, 2008
Brent M. Giles
Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Marc J. Weishaar	Date: December 29, 2008
Marc J. Weishaar
Chief Financial Officer
(Principal Financial and Accounting Officer)

By: /s/ Daniel G. O’Dell	Date: December 29, 2008
Daniel G. O’Dell
Chairman of the Board

By: /s/ Ralph W. Brant, Jr.	Date: December 29, 2008
Ralph W. Brant, Jr.
Director

By: /s/ Robert T. Sevier	Date: December 29, 2008
Robert T. Sevier
Director

By: /s/ Steven K. Havens	Date: December 29, 2008
Steven K. Havens
Director