Form 10-Q
period 2008-12-31
LIBERTY BANCORP INC
filed 2009-02-17
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number:  000-51992

LIBERTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	20-4447023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 West Franklin Street, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (816) 781-4822

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  .  No __ _.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer (Do not check if a smaller reporting company.)  ____ Smaller reporting company _X_.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ .  No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding February 10, 2009
Common Stock, par value $0.01 per share	3,749,210

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

INDEX

LIBERTY BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
Assets	2008	2008
Cash and due from banks	$7,580,792	5,274,603
Federal funds sold	7,571,000	2,810,000
Total cash and cash equivalents	15,151,792	8,084,603
Securities available for sale- taxable, at market value (amortized cost
of $18,681,446 and $13,966,593, respectively)	19,469,622	14,374,559
Securities available for sale - non-taxable, at market value (amortized
cost of $12,021,308 and $11,714,464, respectively)	12,042,252	11,678,861
Mortgage-backed securities - available for sale, at market value
(amortized cost of $14,339,311 and $14,007,011, respectively)	14,414,479	13,989,151
Stock in Federal Home Loan Bank of Des Moines	3,910,100	3,576,300
Loans receivable, net of allowance for loan losses
of $2,685,094 and $2,633,298, respectively	286,968,434	256,713,257
Loans held for sale	1,451,527	877,246
Premises and equipment, net	12,664,784	9,790,337
Bank-owned life insurance (BOLI)	8,648,108	8,538,528
Foreclosed real estate, net	7,719,133	4,936,355
Accrued interest receivable	1,899,597	1,640,478
Goodwill	1,180,347	-
Core deposit intangible	1,021,334	-
Other assets	1,168,677	1,985,219
Total assets	$387,710,186	336,184,894

Liabilities and Stockholders' Equity
Deposits	$266,471,913	219,763,837
Accrued interest payable	517,676	297,656
Advances from FHLB	75,215,868	69,240,870
Securities sold under agreement to repurchase	847,947	812,500
Advances from borrowers for taxes and insurance	99,297	864,268
Other liabilities	1,046,940	1,196,659
Total liabilities	344,199,641	292,175,790
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,712 shares issued	47,617	47,617
Treasury stock, at cost, 1,000,502 shares and 825,002 shares	(10,075,845)	(8,632,753)
Additional paid-in capital	32,396,549	32,320,258
Common stock acquired by ESOP	(423,176)	(474,634)
Accumulated other comprehensive earnings, net	598,687	292,484
Retained earnings - substantially restricted	20,966,713	20,456,132
Total stockholders' equity	43,510,545	44,009,104
Total liabilities and stockholders' equity	$387,710,186	336,184,894

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Interest income:
Loans receivable	$4,308,606	4,626,916
Mortgage-backed securities	153,876	200,277
Securities - taxable	190,940	449,422
Securities - non-taxable	141,307	139,596
Other interest-earning assets	6,089	57,737
Total interest income	4,800,818	5,473,948
Interest expense:
Deposits	1,464,136	2,519,906
Securities sold under agreement to repurchase	9,000	22,270
Advances from FHLB	426,259	400,143
Total interest expense	1,899,395	2,942,319
Net interest income	2,901,423	2,531,629
Provision for loan losses	129,055	180,000
Net interest income after
provision for loan losses	2,772,368	2,351,629
Noninterest income:
Loan service charges	21,499	25,379
Gain on sale of loans	20,453	62,636
Gain on sale of securities available for sale	12,843	-
Change in cash surrender value of BOLI	109,580	108,750
Deposit account and other service charges	294,081	281,379
Total noninterest income	458,456	478,144
Noninterest expense:
Compensation and benefits	1,179,922	1,174,890
Occupancy expense	184,354	150,473
Equipment and data processing expense	283,430	242,607
Operations from foreclosed real estate, net	175,681	50,927
FDIC premium expense	62,000	7,395
Professional and regulatory services	119,937	108,265
Advertising	66,939	58,668
Correspondent banking charges	33,362	61,620
Supplies	58,107	33,670
Amortization of core deposit intangible	34,666	-
Other	190,827	183,585
Total noninterest expense	2,389,225	2,072,100
Earnings before income taxes	841,599	757,673
Income taxes	236,000	226,000
Net earnings	$605,599	531,673
Basic and diluted earnings per share	$0.16	0.12
Dividends per share	$0.025	0.025

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007

Net earnings	$605,599	531,673
Other comprehensive earnings:
Reclassification adjustment for gain in earnings, net of tax of $4,495	(8,348)	-
Unrealized gains, net of tax of $166,819	317,815	327,685
Amortization of unrecognized gain, net - SFAS No. 158	(3,264)	(3,265)
Comprehensive earnings	$911,802	856,093

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$605,599	531,673
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	155,719	145,415
Amortization of core deposit intangible	34,666	-
ESOP expense	51,874	78,808
Incentive Plan expense	75,874	82,754
Amortization of premiums (discounts) on investments, net	17,803	(23,345)
Amortization of premium on loans	16,000	-
Amortization of deferred loan fees, net	(28,510)	(111,390)
Provision for loan losses	129,055	180,000
Loans held for sale - originated	(2,272,900)	(3,970,654)
Loans held for sale - proceeds from sale	1,719,072	4,128,278
Loss on foreclosed real estate, net	121,942	41,749
Gain on sale of securities available for sale	(12,843)	-
Gain on sale of loans	(20,453)	(62,636)
Increase in cash surrender value of bank-owned life insurance	(109,580)	(108,750)
Decrease (increase) in:
Accrued interest receivable	(48,256)	32,001
Other assets	592,378	(128,028)
Deferred tax assets	(206,108)	-
Increase (decrease) in:
Accrued interest on deposits and other liabilities	(301,026)	(708,508)
Accrued income taxes	-	215,304
Net cash provided by (used for) operating activities	520,306	322,671
Cash flows from investing activities:
Net change in loans receivable	(12,865,605)	(5,470,744)
Mortgage-backed available for sale:
Principal collections	1,003,930	1,149,551
Securities available for sale:
Principal collections	59,221	-
Purchased	-	(222,330)
Proceeds from sales	2,937,611	-
Proceeds from maturity or call	260,000	2,300,000
Proceeds from foreclosed real estate, net	332,336	356,835
Purchase of stock in FHLB of Des Moines & MIB	(678,000)	(1,234,600)
Redemption of stock in FHLB of Des Moines	412,500	201,900
Purchase of premises and equipment	(255,039)	(930,864)
Cash paid in acquistion of KLT Bancshares, Inc., net	(1,041,494)	-
Net cash provided by (used for) investing activities	$(9,834,540)	(3,850,252)

		(Continued)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Three Months Ended
	December 31,
	2008	2007

Cash flows from financing activities:
Net increase (decrease) in deposits	$12,743,955	(13,137,242)
Increase (decrease) in advances from
borrowers for taxes and insurance	(834,867)	(876,080)
Proceeds from advances from the FHLB	277,000,000	132,850,000
Repayment of advances from the FHLB	(271,025,002)	(109,630,518)
Securities sold under agreement to repurchase:
Proceeds	1,861,426	2,548,666
Repayments	(1,825,979)	(2,861,931)
Repurchase of common stock	(1,443,092)	(3,384,106)
Cash dividends	(95,018)	(110,803)
Net cash provided by (used for)
financing activities	16,381,423	5,397,986
Net increase (decrease) in cash and cash equivalents	7,067,189	1,870,405
Cash and cash equivalents at beginning of period	8,084,603	9,042,289
Cash and cash equivalents at end of period	$15,151,792	10,912,694

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$1,459,949	2,797,228
Interest on securities sold under agreement to repurchase	9,000	22,375
Interest on advances from FHLB of Des Moines	413,258	392,849
Federal Income taxes	-	-
State Income taxes	-	11,969
Real estate acquired in settlement of loans	3,539,556	1,332,507
Loans originated to finance the sale of foreclosed real estate	302,500	-

Net cash paid in acquisition of KLT Bancshares, Inc.:
Cash paid to Farley State Bank shareholders	$(4,500,000)	-
Acquisition costs paid	(128,631)	-
Total cash payments	(4,628,631)	-
Cash and cash equivalents acquired	3,587,137	-
Net cash paid in acquistion	$(1,041,494)	-

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2008 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 29, 2008.

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

(3) Business Combination

On November 7, 2008, the Company acquired KLT Bancshares, Inc., the parent company of Farley State Bank (“the acquisition”). Shareholders of Farley State Bank received total merger consideration of $4.5 million, consisting of entirely cash.  The Company incurred acquisition costs of approximately $240,000.  The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  Fair value adjustments on the assets acquired and liabilities assumed are depreciated or amortized as applicable, over the estimated useful lives of the related assets and liabilities.  The core deposit intangible of $1.1 million is amortized over 10.2 years using the double declining balance method.  The Company recorded fair value accounting adjustments of $422,000, net of income taxes of $247,000 and core deposit intangibles of $665,000, net of income taxes of $391,000.  Based upon Farley State Bank’s stockholders’ equity of $2.5 million, goodwill amounted to approximately $1.2 million at November 7, 2008.  The excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature.  Such amounts are subject to minor adjustments in the near future as additional analysis is performed or obtained from third parties.  As a result of the acquisition, the Bank will operate two additional full-service offices and expand its market area.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the assets acquired and liabilities assumed at November 7, 2008, the date of acquisition:

Cash and due from banks	$1,353,137
Federal funds sold	2,234,000
Securities available for sale	9,658,286
Federal Home Loan Bank stock	68,300
Loans, net	20,743,173
Property and equipment, net	2,775,127
Accrued interest receivable	210,863
Goodwill	1,180,347
Core deposit intangible	1,056,000
Other assets	389,946
Total assets acquired	39,669,179

Deposits	33,964,121
Accrued interest payable	215,834
Advances from borrowers for taxes and insurance	69,896
Other liabilities	40,860
Deferred tax liability	638,468
Total liabilities assumed	34,929,179

Purchase price, including acquisition costs	$4,740,000

The statement of earnings for the three months ended December 31, 2008 include the results of operations of the acquired entity from November 8, 2008 through December 31, 2008.

The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the three months ended December 31, 2008 and 2007 as though the acquisition had been completed as of the beginning of each period.

	Three Months Ended
	December 31,
	2008	2007

Total interest income	$5,007,765	6,053,948
Total interest expense	1,962,985	3,189,319
Net interest income	3,044,780	2,864,629

Provision for loan losses	552,983	308,000
Total noninterest income	472,844	556,144
Total noninterest expense	2,614,338	2,448,100

Income before income taxes	350,303	664,673
Income taxes	149,158	226,000
Net earnings	$201,145	438,673

Pro forma basic and diluted
earnings per share	$0.05	0.10

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The pro forma results of operations do not purport to be indicative of the results that would actually have been obtained had the acquisition occurred on the date indicated or which may be obtained in the future.

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

December 31,
2008

Core deposit intangible	$1,056,000
Accumulated amortization	(34,666)
$1,021,334

Amortization expense on core deposit intangible for the three months ended December 31, 2008 was $34,666.  There was no amortization expense of core deposit intangible for the three months ended December 31, 2007.

Estimated amortization expense on core deposit intangible for the nine months ended September 30, 2009 and each of the five succeeding fiscal years is as follows:

Core Deposit
Intangible

Nine months ended September 30, 2009	$156,000
Year ended September 30, 2010	170,000
Year ended September 30, 2011	137,000
Year ended September 30, 2012	110,000
Year ended September 30, 2013	89,000
Year ended September 30, 2014	71,000

(4)  Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Company for the three months ended December 31, 2008 and 2007:

	Three Months Ended
	December 31,
	2008	2007
Net earnings	$605,599	531,673

Weighted-average shares - Basic EPS	3,710,130	4,451,306
Stock options - treasury stock method	27,586	44,477
Weighted-average shares - Diluted EPS	3,737,716	4,495,783
Basic and diluted earnings per common share	$0.16	0.12
Anti-dilutive shares	40,555	91,402

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(5)  Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended
	December 31,
	2008	2007

Service cost	$1,671	1,671
Interest cost	3,678	3,677
Amortization of transition obligation	3,134	3,134
Amortization of prior service cost	(2,416)	(2,416)
Amortization of actuarial gain	(5,342)	(5,341)
Net periodic cost	$725	725

Directors’ retirement plan expense was $5,349 and $5,350 for the three months ended December 31, 2008 and 2007, respectively.   The expense consisted primarily of interest cost.

(6)   Stock Options

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Stock option compensation expense is as follows:

	Three Months Ended
	December 31,
	2008	2007

Pretax	$14,227	21,107

After tax	13,466	20,180

Basic and diluted earnings per share	$0.00	0.00

At December 31, 2008, the total unrecognized compensation expense related to nonvested stock options was approximately $130,000 and is expected to be recognized over the weighted-average period of 2.77 years.

A summary of the Company’s stock option activity under the Plan for the three months ended December 31, 2008 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2008	321,488	$8.40	6.72	$396,443
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2008	321,488	8.40	6.47	90,871
Exercisable at December 31, 2008	236,162	7.58	6.00	86,945
Vested and expected to vest at
December 31, 2008	236,162	$7.58	6.00	$86,945

No options were granted, exercised or vested during the three months ended December 31, 2008 and December 31, 2007.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements
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

	Three Months Ended
	December 31,
	2008	2007

Restricted Compensation Expense	$61,647	61,647

At December 31, 2008, the total unrecognized expense was $781,000 and is expected to be recognized in 3.16 years.

A summary of the Company’s nonvested stock award activity for the three months ended December 31, 2008 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2008	87,520	$11.27
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2008	87,520	$11.27

(7)  Securities

Securities having a continuous unrealized loss position at December 31, 2008 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
State and municipal obligations	$485,859	(6,172)	2,940,293	(81,628)	3,426,152	(87,800)
Available for sale- equity securities	78,570	(35,607)	293,823	(135,430)	372,393	(171,037)
	$564,429	(41,779)	3,234,116	(217,058)	3,798,545	(258,837)

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Mortgage-backed securities having a continuous unrealized loss position at December 31, 2008 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
FHLMC	$-	-	5,285,377	(16,126)	5,285,377	(16,126)
FNMA	-	-	3,416,468	(31,848)	3,416,468	(31,848)
GNMA	30,924	(426)	-	-	30,924	(426)
FNMA - CMO	-	-	120,001	(398)	120,001	(398)
GNMA - CMO	-	-	168,202	(321)	168,202	(321)
	$30,924	(426)	8,990,048	(48,693)	9,020,972	(49,119)

Unrealized losses are related to changes in market interest rates and not the credit quality of the issuers.

(8)  Fair Value Measurements

General

Effective October 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities.  In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, until October 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

The fair value hierarchy gives the highest priority (Level 1) to quoted prices in active markets for identical assets and liabilities and the lowest priority (Level 3) to unobservable inputs in which little, if any, market activity exists, requiring entities to develop their own assumptions and data.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in market areas that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1, Level 2 and Level 3 inputs.  For equity securities, the Company obtains fair values for its common stock.

For Level 2 debt securities, the Company obtains fair value measurements from an independent pricing service.  Level 2 debt securities include Federal agency obligations, state and municipal obligations, mortgage-backed securities and collateralized mortgage obligations.  The fair value measurements consider observable data that may include dealer quotes, live trading levels, trade execution data, cash flows, market consensus prepayment speeds, market spreads, credit information and the U.S. Treasury yield curve.

 LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The fair value of Level 3 debt securities are determined by the appraisal of the underlying collateral,  discounted cash flow analysis, and other internally developed estimates that incorporate market-based assumptions.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis.  The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  The types of loans for which impairment is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, nonaccrual single-family loans and troubled debt restructurings.  Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral and estimated selling costs.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate, utilizing Level 2 inputs as determined based on expected proceeds from outstanding commitments from investors.

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2008, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
Federal agency obligations	$-	19,097,229	-	19,097,229
State and municipal obligations	-	8,895,565	3,146,687	12,042,252
Mortgage-backed securities	-	14,126,275	-	14,126,275
Collateralized mortgage obligations	-	288,204	-	288,204
Equity securities	372,393	-	-	372,393
	$372,393	42,407,273	3,146,687	45,926,353

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis at December 31, 2008 include impaired loans of $5,348,487, utilizing Level 3 inputs and loans held for sale of $1,451,527, utilizing Level 2 inputs.  The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $202,535 at December 31, 2008.  There was a provision for losses on these loans of $4,606 during the three months ended December 31, 2008.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements
(9)  Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), effective October 1, 2007.  No adjustment was recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as Missouri income taxes and special financial institution taxes.  Tax years ending September 30, 2006 through September 30, 2008 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At December 31, 2008, there was no accrual for uncertain tax positions or related interest.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.  At December 31, 2008, we operated out of our main office in Liberty, Missouri and nine additional retail banking facilities in the Kansas City metropolitan area. The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits.  The Bank is a member of the Federal Home Loan Bank System.

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

LIBERTY BANCORP, INC.

Commitments to originate loans are legally binding agreements to lend to our customers.  Letters of credit are conditional commitments issued by us to guarantee the performance of the borrower to a third party.  The following table sets forth information regarding off-balance sheet financial instruments as of December 31, 2008:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$1,467,689	1,792,398

Commitments for unused lines of credit	$644,997	10,905,597

Commitments for undisbursed loans	$6,117,917	9,260,481

Commitments for letters of credit	$47,580	-

Financial Condition

Total assets increased from $336.2 million at September 30, 2008 to $387.7 million at December 31, 2008.  Cash and cash equivalents increased $7.1 million from September 30, 2008 to December 31, 2008.   Securities available for sale increased from $26.1 million at September 30, 2008 to $31.5 million at December 31, 2008 due to the acquisition of securities from KLT Bancshares, Inc., partially offset by sales and maturities.  Mortgage-backed securities available for sale increased from $14.0 million at September 30, 2008 to $14.4 million at December 31, 2008 due to the acquisition of mortgage-backed securities, partially offset by principal repayments.  Stock in the Federal Home Loan Bank of Des Moines increased by $334,000 due to stock purchase requirements as a result of a higher level of advances.  Loans receivable increased by $30.3 million to $287.0 million at December 31, 2008 due to loans received in the acquisition of $20.7 million and increased activity in commercial real estate lending.  Loans held for sale increased $575,000 due to an increase in mortgage lending activity related to a decrease in interest rates.  Premises and equipment, net increased $2.9 million to $12.7 million at December 31, 2008 due to the acquisition.  The premises and equipment acquired consisted primarily of three bank branch facilities.  The cash surrender value of bank-owned life insurance increased by $110,000 to $8.6 million as of December 31, 2008 as compared to $8.5 million as of September 30, 2008.  Foreclosed real estate, net at December 31, 2008 totaled $7.7 million, an increase of $2.8 million from $4.9 million at September 30, 2008. Foreclosed real estate, net consists of six single-family lots, 24 spec construction properties, eleven single-family homes, one multi-family property, one residential development property and one non-residential property.  Goodwill totaling $1.2 million and core deposit intangible totaling $1.0 million resulted from the acquisition of Farley State Bank.  Other assets decreased primarily due to lower deferred tax assets as a result of unrealized gains on securities and the acquisition.

Total liabilities increased $52.0 million to $344.2 million at December 31, 2008 compared to $292.2 million at September 30, 2008.  Deposits increased from $219.8 million at September 30, 2008 to $266.5 million at December 31, 2008 primarily due to the acquisition and an increase in short-term certificate accounts, money market accounts, interest bearing and noninterest bearing checking and brokered certificates. Accrued interest payable increased primarily as a result of deposits assumed in the acquisition.  Other liabilities decreased due primarily to a lower level of accrued payroll expense and accrued real estate taxes, both attributable to the timing of payments.  Advances from the FHLB increased by $6.0 million to $75.2 million at December 31, 2008.  Additional FHLB advances were used as a lower cost of funding source.  Advances from borrowers for taxes and insurance decreased by $765,000 due to calendar year-end payment of real estate taxes on behalf of borrowers.

Stockholders’ equity decreased $499,000 from $44.0 million at September 30, 2008 to $43.5 million at December 31, 2008 due to the repurchase of common stock totalling $1.4 million and the payment of cash dividends, partially offset by net earnings of $606,000 for the three months ended December 31, 2008, amortization of ESOP and stock-based incentive awards and higher unrealized gains, net of taxes, on investments.  During the three months ended December 31, 2008 and 2007, the Company paid cash dividends of $95,018 and $110,803, respectively.

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

The Bank's actual and required capital amounts and ratios at December 31, 2008 were as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$39,812
Computer software costs	(198)
Goodwill and core deposit intangible	(1,572)
Unrecognized gain, net - SFAS No. 158	(66)
Unrealized gain on securities AFS, net	(641)
Tangible capital	$37,335	9.8%	$5,736	1.5%
General valuation allowance	2,685

Total capital to risk-weighted assets	$40,020	12.6%	$25,391	8.0%	$31,739	10.0%

Tier 1 capital to risk-weighted assets	$37,335	11.8%	$12,695	4.0%	$19,043	6.0%

Tier 1 capital to total assets	$37,335	9.8%	$15,295	4.0%	$19,118	5.0%

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated:

	December 31,	September 30,
	2008	2008

Nonaccrual loans	$5,348,487	8,218,713
Accruing loans past due 90 days or more	-	-
Total impaired loans	$5,348,487	8,218,713

Allowance for losses on impaired loans	$202,535	437,523

Impaired loans with no allowance for loan losses	$2,866	-

On occasion, the Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At December 31, 2008, these loans amounted to $4.7 million.

LIBERTY BANCORP, INC.

At December 31, 2008, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as nonaccrual, 90 days past due, or restructured.

Under our internal review policy, loans classified as substandard decreased from $9.3 million at September 30, 2008 to $5.5 million at December 31, 2008.  Substandard loans were primarily secured by one commercial office building and one land development property.  Special mention loans remained the same at $2.9 million at December 31, 2008 and September 30, 2008 and consisted of two loans secured by land for the development of single-family lots and commercial real estate.

Following is a summary of activity in the allowance for loan losses:

Balance at September 30, 2008	$2,633,298
Charge-offs	(331,157)
Recoveries	1,769
Allowance acquired by acquisition	252,129
Provision charged to expense	129,055
Balance at December 31, 2008	$2,685,094

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

Results of Operations for the Three Months Ended December 31, 2008 and 2007

Selected Financial Data

	Three Months Ended
	December 31,
	2008	2007	% Change
Net earnings	$605,599	531,673	13.9%
Return on assets	0.67%	0.63%	6.3
Return on average stockholders' equity	5.54%	4.34%	27.6
Stockholders' equity-to-assets ratio	12.09%	14.56%	(17.0)
Dividend payout ratio	15.69%	20.84%	(24.7)

Net Earnings

Net earnings increased from $532,000 for the three months ended December 31, 2007 to $606,000 for the three months ended December 31, 2008.  Net earnings increased due to higher net interest income and a lower provision for loan losses, partially offset by lower noninterest income, higher noninterest expense and higher income tax expense.  Basic and diluted earnings per share increased from $0.12 for the three months ended December 31, 2007 to $0.16 for the three months ended December 31, 2008.

LIBERTY BANCORP, INC.

Net Interest Income

Net interest income increased from $2.5 million for three months ended December 31, 2007 to $2.9 million for the three months ended December 31, 2008.  A higher interest rate spread was partially offset by a lower level of net interest-earning assets.  Our interest rate spread improved by 54 basis points as compared to the three months ended December 31, 2007, as a result of a significant decrease in the cost of deposits and FHLB advances, which more than offset a lower yield on interest-earning assets.  Our interest rate spread was 3.45% for the three months ended December 31, 2008 and 2.91% for the three months ended December 31, 2007. The average yield on interest-earning assets decreased by 115 basis points and the average cost of interest-bearing liabilities decreased by 169 basis points for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. Net interest-earning assets have decreased due to the repurchase of common stock and an increase in premises and equipment due to the construction of new retail branch facilities, the acquiring of premises and equipment of Farley State Bank and an increase in foreclosed real estate, net.  We have funded loan growth since December 2007 primarily through an increase in deposits and FHLB advances.

Interest income on loans receivable decreased from $4.6 million for the three months ended December 31, 2007 to $4.3 million for the comparable period in 2008. The decrease is attributable to a lower average yield, partially offset by a higher average balance. The lower average yield is due to a decrease in the prime rate which affects a significant amount of our commercial and construction loans. The higher average balance is due primarily to an increase in commercial real estate loans and single family home loans, partially offset by a decrease in construction and development loans.  Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a higher average yield.  Interest income on securities decreased from $589,000 to $332,000 due to a lower average balance and average yield.

Interest expense on deposits decreased by $1.1 million for the three months ended December 31, 2008 compared to the same period in 2007, primarily as a result of a lower average rate.  The weighted-average rate on deposits decreased from 4.04% for the three months ended December 31, 2007 to 2.44% for the comparable 2008 period. Interest expense on FHLB advances increased by $26,000 for the comparable three month periods due to a higher average balance, partially offset by a lower average rate.  In general, a 400 basis point decrease in the prime rate lead to a lower cost of funds.  The increase of $25.6 million in FHLB advances from December 31, 2007 to December 31, 2008 allowed us to fund operations with alternative sources of funds at a lower cost than deposits.

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

LIBERTY BANCORP, INC.

	Three Months Ended December 31,
	2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$273,808	$4,308	6.29%	$237,475	$4,627	7.79%
Mortgage-backed securities	14,164	154	4.35	19,049	200	4.20
Securities	32,224	332	4.12	49,317	589	4.78
Other interest-earning assets	6,212	6	0.39	5,411	58	4.29
Total interest-earning assets	326,408	4,800	5.88	311,252	5,474	7.03

Interest-bearing liabilities:
Deposits	240,186	1,464	2.44	249,242	2,520	4.04
FHLB advances	71,478	426	2.38	34,214	400	4.68
Securities sold under agreement
to repurchase	677	9	5.31	1,959	22	4.55
Total interest-bearing liabilities	$312,341	1,899	2.43	$285,415	2,942	4.12

Net interest income before
provision for loan losses		$2,901			$2,532

Interest rate spread			3.45%			2.91%

Net earning assets	$14,067			$25,837

Net yield on average
interest-earning assets			3.56%			3.25%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	104.50%			109.05%

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

The provision for loan losses was $129,000 and $180,000 for the three months ended December 31, 2008 and 2007, respectively.   For the three months ended December 31, 2008, the provision of $129,000 was due to loan charge-offs and an increase in loans receivable. Charge-offs were primarily attributable to single family construction loans.  The allowance for loan losses as a percentage of total gross loans decreased to .88% as of December 31, 2008, as compared to .94% as of September 30, 2008.  Substandard loans decreased by $3.8 million as of December 31, 2008 as compared to September 30, 2008 due primarily to the foreclosure on single family construction properties. Special mention loans remained unchanged for the three months ended December 31, 2008 and September 30, 2008.

LIBERTY BANCORP, INC.

Noninterest income

	Three Months Ended
	December 31,
	2008	2007	% Change
Loan service charges	$21,499	25,379	(15.3	) %
Gain on sale of loans	20,453	62,636	(67.3)
Gain on sale of securities, available for sale	12,843	-	NM
Change in cash surrender value of BOLI	109,580	108,750	0.8
Deposit account and other service charges	294,081	281,379	4.5
	$458,456	478,144	(4.1)

NM -  Not meaningful.

Noninterest income decreased for 2008 due primarily to a decrease in the gain on sale of loans which was partially offset by an increase in deposit account service charges and gain on sale of securities.

During the three months ended December 31, 2008 and 2007, we originated loans for sale to secondary market investors of $2.3 million and $4.0 million, respectively.

Noninterest Expense

	Three Months Ended
	December 31,
	2008	2007	% Change
Compensation and benefits	$1,179,922	1,174,890	0.4%
Occupancy expense	184,354	150,473	22.5
Equipment and data processing expense	283,430	242,607	16.8
Operations from foreclosed real estate, net	175,681	50,927	245.0
FDIC premium expense	62,000	7,395	738.4
Professional and regulatory services	119,937	108,265	10.8
Advertising	66,939	58,668	14.1
Correspondent banking charges	33,362	61,620	(45.9)
Supplies	58,107	33,670	72.6
Other	190,827	183,585	3.9
Amortization of Core Deposit Intangible	34,666	-	NM
	$2,389,225	2,072,100	15.3

NM – Not meaningful.

Noninterest expense increased from $2.0 million for the three months ended December 31, 2007 to $2.4 million for the comparable period in 2008.  Compensation and benefits expense increased primarily due to higher salary levels and health insurance expense, partially offset by lower ESOP expense and stock option and restricted stock award expense.  Occupancy expense increased due primarily to higher building depreciation expense, higher real estate and personal property tax expense on new branch offices and higher utility expense.  Equipment and data processing expense increased due primarily to higher computer depreciation and data processing expense related to the acquisition, higher internet bill pay expense, higher service agreement expense and higher repairs expense, partially offset by lower furniture and automobile depreciation expense and automobile maintenance expenses.   FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits. Expenses from operations from foreclosed real estate, net increased due primarily to higher losses on sale of foreclosed real estate and higher maintenance expenses.   Professional and regulatory services increased primarily due to higher audit expenses, partially offset by lower legal expenses. Advertising expense increased due to television and mortgage lending related advertising.

LIBERTY BANCORP, INC.

Correspondent banking expense decreased due to the renegotiation of contracts with vendors. Other expenses increased due to higher postage, data line and retail operations expense,  partially offset by lower mortgage loan department expenses.

Income Taxes

Income taxes increased for the three months ended December 31, 2008 due to a higher earnings partially offset by a lower effective tax rate.  The effective rate for the three months ended December 31, 2008 was 28.0%, compared to 29.8% for the three months ended December 31, 2007.

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

Information as of December 31, 2008 concerning the Company’s exposure to market risk has not changed significantly from that disclosed under “Interest Rate Risk Management” in the Company's Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission on December 29, 2008.

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

Item 1A – Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 29, 2008.  As of December 31, 2008, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number	Average Price	Total Number of	Maximum Number
	of Shares	Paid per	Shares (or Units)	(or Approximate
	(or Units)	Share	Purchased as	Dollar Value) of
	Purchased	(or unit)	Part of Publicly	Shares (or Units)
			Announced Plans	That May Yet Be
			or Programs	Purchased Under the
Period				Plans or Programs (1)

October 1, 2008
through October 31, 2008	24,500	$8.72	24,500	256,835

November 1, 2008
through November 30, 2008	50,000	$8.35	50,000	206,835

December 1, 2008
through December 31, 2008	101,000	$8.02	101,000	105,835

Total	175,500	$8.22	175,500

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

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

(a)Exhibits:

10.1:	Amended and Restated Liberty Bancorp, Inc./BankLiberty Three-Year Employment
Agreement with Brent Giles, dated December 17, 2008 * (1)
10.2:	Amended and Restated BankLiberty Two-Year Change in Control Agreement with
Mark E. Hecker, dated December 17, 2008 * (1)
10.3:	Amended and Restated BankLiberty Two-Year Change in Control Agreement with
Marc J. Weishaar, dated December 17, 2008 * (1)
31.1:	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2:	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32:	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Amended during the quarter ending December 31,2008 to comply with Section 409A of the Internal Revenue
Code of 1986, as amended (the “Code”) and the regulations and guidance issued with respect to Section
9A of the Code.

LIBERTY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BANCORP, INC.
(Registrant)

DATE: February 13, 2009	BY: /s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Principal Executive Officer)

BY: /s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)