Form 10-Q
period 2009-03-31
LIBERTY BANCORP INC
filed 2009-05-15
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company.)  ☐  Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding May 15, 2009
Common Stock, par value $0.01 per share	3,655,375

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

LIBERTY BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
Assets	2009	2008
Cash and due from banks	$6,935,288	5,274,603
Federal funds sold	5,365,000	2,810,000
Total cash and cash equivalents	12,300,288	8,084,603
Securities available for sale- taxable, at market value (amortized cost
of $12,324,714 and $13,966,593, respectively)	12,836,834	14,374,559
Securities available for sale - non-taxable, at market value (amortized
cost of $10,893,993 and $11,714,464, respectively)	11,037,128	11,678,861
Mortgage-backed securities - available for sale, at market value
(amortized cost of $12,020,906 and $14,007,011, respectively)	12,158,316	13,989,151
Stock in Federal Home Loan Bank of Des Moines	3,910,100	3,576,300
Loans receivable, net of allowance for loan losses
of $2,675,016 and $2,633,298, respectively	285,457,076	256,713,257
Loans held for sale	1,159,972	877,246
Premises and equipment, net	12,772,921	9,790,337
Bank-owned life insurance (BOLI)	8,756,331	8,538,528
Foreclosed real estate, net	7,276,215	4,936,355
Accrued interest receivable	1,599,254	1,640,478
Goodwill	1,180,347	-
Core deposit intangible	969,333	-
Other assets	1,344,548	1,985,219
Total assets	$372,758,663	336,184,894

Liabilities and Stockholders' Equity
Deposits	$280,692,549	219,763,837
Accrued interest payable	404,877	297,656
Advances from FHLB	46,190,866	69,240,870
Securities sold under agreement to repurchase	137,491	812,500
Advances from borrowers for taxes and insurance	385,979	864,268
Other liabilities	1,188,162	1,196,659
Total liabilities	328,999,924	292,175,790
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,712 shares issued	47,617	47,617
Treasury stock, at cost, 1,016,002 shares and 825,002 shares	(10,188,990)	(8,632,753)
Additional paid-in capital	32,461,126	32,320,258
Common stock acquired by ESOP	(371,720)	(474,634)
Accumulated other comprehensive earnings, net	561,998	292,484
Retained earnings - substantially restricted	21,248,708	20,456,132
Total stockholders' equity	43,758,739	44,009,104
Total liabilities and stockholders' equity	$372,758,663	336,184,894

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest income:
Loans receivable	$4,483,257	4,316,486	8,791,863	8,943,402
Mortgage-backed securities	136,833	183,416	290,709	383,692
Securities - taxable	166,300	380,597	357,240	830,019
Securities - non-taxable	129,930	131,891	271,237	271,487
Other interest-earning assets	(152)	47,441	5,912	105,179
Total interest income	4,916,168	5,059,831	9,716,961	10,533,779
Interest expense:
Deposits	1,394,966	1,877,732	2,859,078	4,397,638
Securities sold under agreement to repurchase	6,784	13,099	15,784	35,369
Advances from FHLB	341,386	591,476	767,644	991,619
Total interest expense	1,743,136	2,482,307	3,642,506	5,424,626
Net interest income	3,173,032	2,577,524	6,074,455	5,109,153
Provision for loan losses	341,000	270,175	470,055	450,175
Net interest income after
provision for loan losses	2,832,032	2,307,349	5,604,400	4,658,978
Noninterest income:
Loan service charges	18,600	14,668	40,099	40,047
Gain on sale of loans	94,694	71,799	115,147	134,436
Gain on sale of securities available for sale	43,252	45,597	56,094	45,597
Gain on sale of MBSs available for sale	51,528	-	51,528	-
Change in cash surrender value of BOLI	108,222	108,929	217,803	217,678
Deposit account and other service charges	285,118	271,735	579,198	553,114
Total noninterest income	601,414	512,728	1,059,869	990,872
Noninterest expense:
Compensation and benefits	1,303,034	1,157,941	2,482,956	2,332,830
Occupancy expense	240,997	182,771	427,642	333,244
Equipment and data processing expense	339,949	231,075	621,088	473,683
Operations from foreclosed real estate, net	384,728	102,508	560,408	153,435
FDIC premium expense	54,000	47,160	116,000	54,555
Professional and regulatory services	176,587	89,575	296,524	197,840
Advertising	59,224	72,828	126,163	131,496
Correspondent banking charges	32,553	70,796	65,915	132,416
Supplies	41,718	32,497	99,826	66,166
Amortization of core deposit intangible	52,001	-	86,667	-
Other	238,816	228,166	429,642	411,751
Total noninterest expense	2,923,607	2,215,317	5,312,831	4,287,416
Earnings before income taxes	509,839	604,760	1,351,438	1,362,434
Income taxes	135,600	152,000	371,600	378,000
Net earnings	$374,239	452,760	979,838	984,434
Basic earnings per share	$0.10	0.12	0.27	0.23
Diluted earnings per share	$0.10	0.11	0.27	0.23
Dividends per share	$0.025	0.025	0.05	0.05

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net earnings	$374,239	452,760	979,838	984,434
Other comprehensive earnings:
Reclassification adjustment for gain in earnings, net of tax of $33,173,
$16,871, $37,668 and $16,871, respectively	(61,606)	(28,726)	(69,954)	(28,726)
Unrealized gains, net of tax of $19,487, $315,629,
$186,308 and $492,075, respectively	28,181	586,170	345,996	913,854
Amortization of unrecognized gain, net - SFAS No. 158	(3,264)	(3,264)	(6,528)	(6,529)
Comprehensive earnings	$337,550	1,006,940	1,249,352	1,863,033

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$979,838	984,434
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	332,944	287,626
Amortization of core deposit intangible	86,667	-
ESOP expense	94,823	156,711
Incentive Plan expense	148,959	165,508
Amortization of premiums (discounts) on investments, net	105,062	(4,978)
Amortization of premium on loans	36,667	-
Amortization of deferred loan fees, net	(77,162)	(185,896)
Provision for loan losses	470,055	450,175
Loans held for sale - originated	(10,485,297)	(10,047,220)
Loans held for sale - proceeds from sale	10,317,718	10,041,977
Loss on foreclosed real estate, net	465,349	126,597
Gain on sale of securities available for sale	(56,094)	(45,597)
Gain on sale of MBSs available for sale	(51,528)	-
Gain on sale of loans	(115,147)	(134,436)
Increase in cash surrender value of bank-owned life insurance	(217,803)	(217,678)
Decrease (increase) in:
Accrued interest receivable	252,087	357,223
Other assets	436,138	(279,237)
Deferred tax assets	(206,108)	-
Increase (decrease) in:
Accrued interest on deposits and other liabilities	(188,242)	(650,196)
Accrued income taxes	-	(88,308)
Net cash provided by (used for) operating activities	2,328,926	916,705
Cash flows from investing activities:
Net change in loans receivable	(12,539,090)	(13,424,216)
Mortgage-backed available for sale:
Purchased	(254,698)	-
Principal collections	2,327,096	2,786,166
Proceeds from sales	1,338,734	-
Securities available for sale:
Principal collections	59,221	41,082
Purchased	-	(376,800)
Proceeds from sales	9,628,947	7,292,478
Proceeds from maturity or call	1,010,000	3,915,000
Proceeds from foreclosed real estate, net	1,303,675	1,859,512
Purchase of stock in FHLB of Des Moines & MIB	(678,000)	(2,263,864)
Redemption of stock in FHLB of Des Moines	412,500	350,764
Purchase of premises and equipment	(540,401)	(1,190,982)
Cash paid in acquistion of KLT Bancshares, Inc., net	(1,129,119)	-
Net cash provided by (used for) investing activities	$938,865	(1,010,860)

		(Continued)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Six Months Ended
	March 31,
	2009	2008

Cash flows from financing activities:
Net increase (decrease) in deposits	$26,964,591	(32,807,989)
Increase (decrease) in advances from
borrowers for taxes and insurance	(548,185)	(575,162)
Proceeds from advances from the FHLB	457,866,000	540,350,000
Repayment of advances from the FHLB	(480,916,004)	(497,355,520)
Securities sold under agreement to repurchase:
Proceeds	5,431,500	3,909,596
Repayments	(6,106,509)	(3,968,771)
Proceeds from exercise of stock options	-	4,347
Repurchase of common stock	(1,556,237)	(7,968,244)
Other contributed capital	-	989
Cash dividends	(187,262)	(209,845)
Net cash provided by (used for)
financing activities	947,894	1,379,401
Net increase (decrease) in cash and cash equivalents	4,215,685	1,285,246
Cash and cash equivalents at beginning of period	8,084,603	9,042,289
Cash and cash equivalents at end of period	$12,300,288	10,327,535

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$2,967,690	4,728,037
Interest on securities sold under agreement to repurchase	15,784	35,474
Interest on advances from FHLB of Des Moines	770,261	991,216
Federal income taxes	300,000	325,000
State income taxes	63,926	172,793
Real estate acquired in settlement of loans	5,110,384	2,247,490
Loans originated to finance the sale of foreclosed real estate	1,001,500	-

Net cash paid in acquisition of KLT Bancshares, Inc.:
Cash paid to Farley State Bank shareholders	$(4,500,000)	-
Acquisition costs paid	(216,256)	-
Total cash payments	(4,716,256)	-
Cash and cash equivalents acquired	3,587,137	-
Net cash paid in acquistion	$(1,129,119)	-

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2008 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 29, 2008.

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

(3) Business Combination

On November 7, 2008, the Company acquired KLT Bancshares, Inc., the parent company of Farley State Bank (“the acquisition”). Shareholders of KLT Bancshares, Inc. received total merger consideration of $4.5 million, consisting of entirely cash.  The Company incurred acquisition costs of approximately $240,000.  The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  Fair value adjustments on the assets acquired and liabilities assumed are depreciated or amortized as applicable, over the estimated useful lives of the related assets and liabilities.  The core deposit intangible of $1.1 million is amortized over 10.2 years using the double declining balance method.  The Company recorded fair value accounting adjustments of $422,000, net of income taxes of $247,000 and core deposit intangibles of $665,000, net of income taxes of $391,000.  Based upon Farley State Bank’s stockholders’ equity of $2.5 million, goodwill amounted to approximately $1.2 million at November 7, 2008.  The excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature.  Such amounts are subject to minor adjustments in the near future as additional analysis is performed or obtained from third parties.  As a result of the acquisition, the Bank will operate two additional full-service offices and expand its market area.

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

The statement of earnings for the three months ended March 31, 2009 include the results of operations of the acquired entity from January 1, 2009 through March 31, 2009.  The statement of earnings for the six months ended March 31, 2009 include the results of operations of the acquired entity from November 8, 2008 through March 31, 2009.

The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the three months and six months ended March 31, 2009 and 2008 as though the acquisition had been completed as of the beginning of each period.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Total interest income	$4,916,168	5,625,831	9,923,933	11,679,779
Total interest expense	1,743,136	2,704,307	3,706,121	5,893,626
Net interest income	3,173,032	2,921,524	6,217,812	5,786,153

Provision for loan losses	341,000	270,175	893,983	578,175
Total noninterest income	601,414	594,728	1,074,258	1,150,872
Total noninterest expense	2,923,607	2,586,317	5,537,945	5,034,416

Income before income taxes	509,839	659,760	860,142	1,324,434
Income taxes	135,600	152,000	284,758	378,000
Net earnings	$374,239	507,760	575,384	946,434

Pro forma basic earnings per share	$0.10	0.13	0.16	0.23
Pro forma diluted earnings per share	$0.10	0.13	0.16	0.22

The pro forma results of operations do not purport to be indicative of the results that would actually have been obtained had the acquisition occurred on the date indicated or which may be obtained in the future.

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

March 31,
2009

Core deposit intangible	$1,056,000
Accumulated amortization	(86,667)
$969,333

Amortization expense on core deposit intangible for the three and six months ended March 31, 2009 was $52,001 and $86,667, respectively.  There was no amortization expense of core deposit intangible for the three and six months ended March 31, 2008.

Estimated amortization expense on core deposit intangible for the six months ended September 30, 2009 and each of the five succeeding fiscal years is as follows:

Core Deposit
Intangible

Six months ended September 30, 2009	$104,000
Year ended September 30, 2010	170,000
Year ended September 30, 2011	137,000
Year ended September 30, 2012	110,000
Year ended September 30, 2013	89,000
Year ended September 30, 2014	71,000

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(4)  Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Company for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net earnings	$374,239	452,760	979,838	984,434

Weighted-average shares - Basic EPS	3,569,967	3,925,569	3,642,878	4,204,528
Stock options - treasury stock method	3,889	41,217	24,281	44,188
Weighted-average shares - Diluted EPS	3,573,856	3,966,786	3,667,159	4,248,716
Basic earnings per common share	$0.10	0.12	0.27	0.23
Diluted earnings per common share	$0.10	0.11	0.27	0.23
Anti-dilutive shares	67,645	94,503	45,848	86,023

(5)  Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Service cost	$1,671	1,670	3,342	3,341
Interest cost	3,678	3,678	7,356	7,355
Amortization of transition obligation	3,136	3,136	6,270	6,270
Amortization of prior service cost	(2,416)	(2,415)	(4,832)	(4,831)
Amortization of actuarial gain	(5,343)	(5,343)	(10,685)	(10,684)
Net periodic cost	$726	726	1,451	1,451

Directors’ retirement plan expense was $10,698 and $10,699 for the six months ended March 31, 2009 and 2008, respectively.   The expense consisted primarily of interest cost.

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

Stock option compensation expense is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Pretax	$11,438	21,107	$25,665	42,214

After tax	10,677	20,180	24,143	40,360

Basic and diluted earnings per share	$0.00	0.00	$0.01	0.01

At March 31, 2009, the total unrecognized compensation expense related to nonvested stock options was approximately $118,000 and is expected to be recognized over the weighted-average period of 2.51 years.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

A summary of the Company’s stock option activity under the Plan for the six months ended March 31, 2009 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2008	321,488	$8.40	6.72	$396,443
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2009	321,488	8.40	6.22	-
Exercisable at March 31, 2009	257,667	7.84	5.90	-
Vested and expected to vest at
March 31, 2009	257,667	$7.84	5.90	$-

A summary of the total value of options excercised, the amount of cash received from the exercise of stock options, and the total fair value of shares vested is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Intrinsic value of options exercised	$-	1,076	-	1,076

Cash received from the exercise of options	-	4,347	-	4,347

Fair value of shares vested	141,790	227,570	141,790	227,570

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Restricted Stock Compensation Expense	$61,647	61,647	123,294	123,294

At March 31, 2009, the total unrecognized expense was $719,000 and is expected to be recognized in 2.91 years.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

A summary of the Company’s nonvested stock award activity for the six months ended March 31, 2009 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2008	87,520	$11.27
Granted	-	-
Vested	(21,880)	11.27
Forfeited	-	-
Nonvested at March 31, 2009	65,640	$11.27

(7)  Securities

Securities having a continuous unrealized loss position at March 31, 2009 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
State and municipal obligations	$-	-	1,692,467	(40,514)	1,692,467	(40,514)
Available for sale- equity securities	35,623	(35,638)	156,170	(160,505)	191,793	(196,143)
	$35,623	(35,638)	1,848,637	(201,019)	1,884,260	(236,657)

Mortgage-backed securities having a continuous unrealized loss position at March 31, 2009 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
FHLMC	$443,104	(333)	-	-	443,104	(333)
FNMA	-	-	328,913	(2,419)	328,913	(2,419)
GNMA - CMO	250,585	(3,741)	-	-	250,585	(3,741)
	$693,689	(4,074)	328,913	(2,419)	1,022,602	(6,493)

Unrealized losses on debt securities are related to changes in market interest rates and not the credit quality of the issuers.  There are no unrealized losses on federal agency obligations as of March 31, 2009 and the unrealized losses on state and municipal obligations primarily mature in the 15 to 20 years.  The Company has the intent and ability to hold the securities for the time necessary to collect the contractual principal and interest of the debt securities because of other sources of liquidity and net earnings.

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis at March 31, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
Federal agency obligations	$-	12,645,041	-	12,645,041
State and municipal obligations	-	7,888,311	3,148,817	11,037,128
Mortgage-backed securities	-	11,676,152	-	11,676,152
Collateralized mortgage obligations	-	482,164	-	482,164
Equity securities	191,793	-	-	191,793
	$191,793	32,691,668	3,148,817	36,032,278

Level 3 Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs:

State and Municipal
Obligations
Balance at September 30, 2008	-
Total gains or losses (realized/unrealized)
Included in other comprehensive income	-
Transfers into Level 3	3,148,817

Balance at March 31, 2009	3,148,817

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis at March 31, 2009 include impaired loans of $679,059 utilizing Level 3 inputs and loans held for sale of $1,159,972, utilizing Level 2 inputs.  The impaired loans are collateral dependent and the allowance for losses on the impaired loans was $121,145 at March 31, 2009.  There were no provision for losses on these loans for the six months ended March 31, 2009.

(9)  Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), effective October 1, 2007.  No adjustment was recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as Missouri income taxes and special financial institution taxes.  Tax years ending September 30, 2006 through September 30, 2008 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At March 31, 2009, there was no accrual for uncertain tax positions or related interest.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.  At March 31, 2009, we operated out of our main office in Liberty, Missouri and nine additional retail banking facilities in the Kansas City metropolitan area. The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits.  The Bank is a member of the Federal Home Loan Bank System.

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

LIBERTY BANCORP, INC.

Commitments to originate loans are legally binding agreements to lend to our customers.  Letters of credit are conditional commitments issued by us to guarantee the performance of the borrower to a third party.  The following table sets forth information regarding off-balance sheet financial instruments as of March 31, 2009:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$2,745,200	2,814,850

Commitments for unused lines of credit	$454,746	10,673,249

Commitments for undisbursed loans	$4,215,342	6,733,878

Commitments for letters of credit	$39,240	-

Financial Condition

Total assets increased from $336.2 million at September 30, 2008 to $372.8 million at March 31, 2009.  Cash and cash equivalents increased $4.2 million from September 30, 2008 to March 31, 2009.   Securities available for sale decreased from $26.1 million at September 30, 2008 to $23.9 million at March 31, 2009 due to sales, maturities and calls of securities, partially offset by the acquisition of securities from KLT Bancshares, Inc.  Mortgage-backed securities available for sale decreased from $14.0 million at September 30, 2008 to $12.2 million at March 31, 2009 due to principal repayments and sales, partially offset by the acquisition of mortgage-backed securities and the purchase of one security. Stock in the Federal Home Loan Bank of Des Moines increased by $334,000 due to stock purchase requirements as a result of a higher level of advances for the three months ended December 31, 2008.   From January through March, 2009 the Bank decreased total advances, but  the FHLB of Des Moines suspended capital stock redemptions.  This resulted in an increase in FHLB stock for the six months ended March 31, 2009 even though advances decreased for this period.  The FHLB of Des Moines continues to pay a quarterly dividend.  Loans receivable increased by $28.7 million to $285.5 million at March 31,2009 due to loans received in the amount of $20.7 million in the KLT Bancshares, Inc. acquisition and increased activity in commercial real estate lending, and to a lesser extent one-to-four family and multifamily lending.  Loans held for sale increased $283,000 due to an increase in mortgage lending activity related to a decrease in interest rates.  Premises and equipment, net increased $3.0 million to $12.8 million at March 31, 2009 due to the acquisition and the expansion of one existing branch.  The premises and equipment acquired consisted primarily of three bank branch facilities.  The cash surrender value of bank-owned life insurance increased by $218,000 to $8.8 million as of March 31, 2009 as compared to $8.5 million as of September 30, 2008.  Foreclosed real estate, net at March 31, 2009 totaled $7.3 million, an increase of $2.4 million from $4.9 million at September 30, 2008. Foreclosed real estate, net consists of six single-family lots, thirteen spec construction properties, six single-family homes, two multi-family properties, two residential development properties and one non-residential property.  29 single-family homes, three residential lots, and one residential development property were acquired through foreclosure and 26 single-family homes, one lot and one multi-family property were sold for the six months ended March 31, 2009.  Charge-offs totaling $442,000 were taken on property foreclosed during this period.  Goodwill totaling $1.2 million and core deposit intangible totaling $969,000 million resulted from the acquisition of Farley State Bank.  Other assets decreased primarily due to lower deferred tax assets as a result of unrealized gains on securities and the acquisition.

Total liabilities increased $36.8 million to $329.0 million at March 31, 2009 compared to $292.2 million at September 30, 2008.  Deposits increased from $219.8 million at September 30, 2008 to $280.7 million at March 31, 2009 primarily due to the KLT Bancshares, Inc. acquisition and an increase in short-term certificate accounts, money market accounts, interest bearing and noninterest bearing checking and brokered certificates.  Deposits assumed in the acquisition totaled $34.0 million.  Accrued interest payable increased as a result of deposits assumed in the acquisition and an increase in internally-generated deposits, partially offset by a lower average rate.  Securites sold under agreement to repurchase decreased by $675,000 due primarily to the closing of one account.  Advances from the FHLB decreased by $23.0 million to $46.2 million at March 31, 2009.  FHLB advances were replaced with other funding sources at lower costs.  Advances from borrowers for taxes and insurance decreased by $478,000 due to calendar year-end payment of real estate taxes on behalf of borrowers.

LIBERTY BANCORP, INC.

Stockholders’ equity decreased $250,000 from $44.0 million at September 30, 2008 to $43.8 million at March 31, 2009 due to the repurchase of common stock totalling $1.6 million and the payment of cash dividends, partially offset by net earnings of $980,000 for the six months ended March 31, 2009, amortization of ESOP and stock-based incentive awards and higher unrealized gains, net of taxes, on investments.  During the six months ended March 31, 2009 and 2008, the Company paid cash dividends of $187,262 and $209,845, respectively.

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

The Bank's actual and required capital amounts and ratios at March 31, 2009 were as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$40,382
Computer software costs	(184)
Goodwill and core deposit intangible	(1,519)
Unrecognized gain, net - SFAS No. 158	(63)
Unrealized gain on securities AFS, net	(623)
Tangible capital	$37,993	10.3%	$5,557	1.5%
General valuation allowance	2,554

Total capital to risk-weighted assets	$40,547	12.9%	$25,092	8.0%	$31,365	10.0%

Tier 1 capital to risk-weighted assets	$37,993	12.1%	$12,546	4.0%	$18,819	6.0%

Tier 1 capital to total assets	$37,993	10.3%	$14,818	4.0%	$18,523	5.0%

LIBERTY BANCORP, INC.

Asset Quality

The following table sets forth information with respect to the Bank's impaired loans at the dates indicated:

	March 31,	September 30,
	2009	2008

Nonaccrual loans	$477,523	8,218,713
Accruing loans past due 90 days or more	201,536	-
Total impaired loans	$679,059	8,218,713

Allowance for losses on impaired loans	$121,145	437,523

Impaired loans with no allowance for loan losses	$355,474	-

Nonaccrual loans decreased by $7.74 million due to the payoff on one commercial real estate loan totaling $3.2 million and the acquisition through foreclosure of sixteen single-family properties and one residential development property.    The allowance for loss on impaired loans does not necessarily correlate precisely with the level of nonaccrual loans.     The relationship between the allowance for loan losses to nonaccrual loans, total loans and total assets may vary between financial reporting dates due to the timing of charge-offs and whether a nonaccrual loan becomes foreclosed real estate.

On occasion, the Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At March 31, 2009, these loans amounted to $5.3 million.

At March 31, 2009, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as nonaccrual, 90 days past due, or restructured.

Under our internal review policy, loans classified as substandard decreased from $9.3 million at September 30, 2008 to $832,000 at March 31, 2009. Substandard loans were primarily secured by ten 1-4 family properties, one commercial vehicle and one loan secured by accounts receivable.  Special mention loans remained the same at $2.9 million at March 31, 2009 and September 30, 2008 and consisted of two loans secured by land for the development of single-family lots and commercial real estate.  Foreclosed real estate, net increased by $2.3 million and consists primarily of single-family properties.

Following is a summary of activity in the allowance for loan losses:

	Six Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$2,633,298	$3,010,904
Charge-offs	(693,040)	(435,315)
Recoveries	12,574	17,906
Allowance acquired by acquisition	252,129	-
Provision charged to expense	470,055	450,175
Balance at end of period	$2,675,016	$3,043,670

LIBERTY BANCORP, INC.

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

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Selected Financial Data

	Three Months Ended
	March 31,
	2009	2008	% Change
Net earnings	$374,239	452,760	(17.3	) %
Return on assets	0.39%	0.54%	(27.8)
Return on average stockholders' equity	3.43%	3.94%	(12.9)
Stockholders' equity-to-assets ratio	11.48%	13.62%	(15.7)
Dividend payout ratio	24.65%	21.88%	12.7

Net Earnings

Net earnings decreased from $453,000 for the three months ended March 31, 2008 to $374,000 for the three months ended March 31, 2009.  Net earnings decreased due to a higher provision for loan losses and higher noninterest expense, partially offset by higher net interest income, noninterest income and lower income tax expense.  Basic and diluted earnings per share decreased from $0.12 and $0.11, respectively for the three months ended March 31, 2008 to $0.10 per basic and diluted share for the three months ended March 31, 2009.

Net Interest Income

Net interest income increased from $2.6 million for three months ended March 31, 2008 to $3.2 million for the three months ended March 31, 2009 due to a higher interest rate spread, partially offset by a lower level of net interest-earning assets.  Our interest rate spread improved by 62 basis points as compared to the three months ended March 31, 2008, as a result of a significant decrease in the cost of deposits and FHLB advances, which more than offset a lower yield on interest-earning assets.  The lower yield on interest-earnings assets was primarily attributable to a 93 basis point decrease in yield on loans receivable. Our interest rate spread was 3.67% for the three months ended March 31, 2009 and 3.05% for the three months ended March 31, 2008. The average yield on interest-earning assets decreased by 71 basis points and the average cost of interest-bearing liabilities decreased by 133 basis points for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Net interest-earning assets have decreased due to the repurchase of common stock and an increase in premises and equipment due to the construction of new retail branch facilities, the acquiring of premises and equipment of Farley State Bank and an increase in foreclosed real estate, net.  We have funded loan growth since December 2008 primarily through an increase in deposits and through the sale, maturity and call of agency securities and principal reductions from mortgage-backed securities.

Interest income on loans receivable increased from $4.3 million for the three months ended March 31, 2008 to $4.5 million for the comparable period in 2009. The increase is attributable to a higher average balance, partially offset by a lower average yield. The lower average yield is due to a decrease in the prime rate which affects a significant amount of our commercial and construction loans. The higher average balance is due primarily to an increase in commercial real estate loans, land development loans and single and multifamily home loans, partially offset by a decrease in construction loans.  Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a slightly higher average yield.  Interest income on securities decreased from $513,000 to $296,000 due to a lower average balance and average yield.

LIBERTY BANCORP, INC.

Interest expense on deposits decreased by $483,000 for the three months ended March 31, 2009 compared to the same period in 2008 as a result of a lower average rate, partially offset by a higher average balance.  The weighted-average rate on deposits decreased from 3.28% for the three months ended March 31, 2008 to 2.05% for the comparable 2009 period. Interest expense on FHLB advances decreased by $250,000 for the comparable three month periods due to a lower average rate, partially offset by a slightly higher average balance.  In general, a 200 basis point decrease in the prime rate lead to a lower cost of funds. From March 31, 2008 to March 31, 2009 deposits increased by $61.2 million, which provided lower costs of funds as compared to FHLB advances which decreased by $23.2 milllion for the same period.

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

LIBERTY BANCORP, INC.

	Three Months Ended March 31,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$290,872	$4,483	6.16%	$243,434	$4,317	7.09%
Mortgage-backed securities	12,994	137	4.22	17,711	183	4.13
Securities	30,223	296	3.92	45,604	513	4.50
Other interest-earning assets	7,529	-	-	6,268	47	3.00
Total interest-earning assets	341,618	4,916	5.76	313,017	5,060	6.47

Interest-bearing liabilities:
Deposits	271,860	1,395	2.05	229,000	1,878	3.28
FHLB advances	61,453	341	2.22	59,402	591	3.98
Securities sold under agreement
to repurchase	542	7	5.01	1,554	13	3.37
Total interest-bearing liabilities	$333,855	1,743	2.09	$289,956	2,482	3.42

Net interest income before
provision for loan losses		$3,173			$2,578

Interest rate spread			3.67%			3.05%

Net earning assets	$7,763			$23,061

Net yield on average
interest-earning assets			3.72%			3.29%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	102.33%			107.95%

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

The provision for loan losses was $341,000 and $270,000 for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, the provision of $341,000 was to increase the allowance to the appropriate level based on management’s review.  Charge-offs were attributable to land development, multifamily, and commercial non real estate loans.  The allowance for loan losses as a percentage of total gross loans increased to .89% as of March 31, 2009, as compared to .88% as of December 31, 2008.  Substandard loans decreased by $4.7 million as of March 31, 2009 as compared to December 31, 2008 due primarily to the foreclosure on one land development loan for $1.5 million and the payoff of one nonresidential commercial real estate loan totaling $3.3 million. Special mention loans remained unchanged for the three months ended March 31, 2009 and December 31, 2008.

LIBERTY BANCORP, INC.

Noninterest income

	Three Months Ended
	March 31,
	2009	2008	% Change
Loan service charges	$18,600	14,668	26.8%
Gain on sale of loans	94,694	71,799	31.9
Gain on sale of securities	43,252	45,597	(5.1)
Gain on sale of MBSs	51,528	-	NM
Change in cash surrender value of BOLI	108,222	108,929	(0.6)
Deposit account and other service charges	285,118	271,735	4.9
	$601,414	512,728	17.3

NM -  Not meaningful.

Noninterest income increased for 2009 due primarily to an increase in gains on sale of MBSs, gains on sale of loans and deposit account service charges.

During the three months ended March 31, 2009 and 2008, we originated loans for sale to secondary market investors of $8.2 million and $6.1 million, respectively.

Noninterest Expense

	Three Months Ended
	March 31,
	2009	2008	% Change
Compensation and benefits	$1,303,034	1,157,941	12.5%
Occupancy expense	240,997	182,771	31.9
Equipment and data processing expense	339,949	231,075	47.1
Operations from foreclosed real estate, net	384,728	102,508	275.3
FDIC premium expense	54,000	47,160	14.5
Professional and regulatory services	176,587	89,575	97.1
Advertising	59,224	72,828	(18.7)
Correspondent banking charges	32,553	70,796	(54.0)
Supplies	41,718	32,497	28.4
Amortization of core deposit intangible	52,001	-	NM
Other	238,816	228,166	4.7
	$2,923,607	2,215,317	32.0

NM - Not meaningful.

Noninterest expense increased from $2.2 million for the three months ended March 31, 2008 to $2.9 million for the comparable period in 2009, due primarily to the acquisition of KLT Bancshares Inc. and operations of foreclosed real estate.  Compensation and benefits expense increased primarily due to higher salary levels, payroll taxes and health insurance expense, partially offset by lower ESOP expense and stock option and restricted stock award expense.  Occupancy expense increased due primarily to higher building depreciation expense, higher real estate and personal property tax expense on new branch offices and higher utility expense.  Equipment and data processing expense increased due primarily to higher service agreement expense, repairs and furniture depreciation expense.   FDIC premium expense increased due to the acquisition. Expenses from operations from foreclosed real estate, net increased due primarily to higher losses on sale of foreclosed real estate and higher maintenance expenses, partially offset by rental income.   Professional and regulatory services increased primarily due to higher legal expenses related to foreclosed assets and preparation of annual meeting and proxy materials.  Advertising expense decreased due to a decrease in television advertising costs.  Correspondent banking expense decreased due to bringing certain check processing and statement rendering operations in-house which reduced outside vendor expense.  Amortization of core deposit intangible expense was related to the acquisition.  Other expenses increased due primarily to higher data line and liability insurance,  partially offset primarily by lower entertainment and miscellaneous expenses.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes decreased for the three months ended March 31, 2009 due primarily to lower earnings.  The effective rate for the three months ended March 31, 2009 was 26.6%, compared to 25.1% for the three months ended March 31, 2008.

Results of Operations for the Six Months Ended March 31, 2009 and 2008

Selected Financial Data

	Six Months Ended
	March 31,
	2009	2008	% Change
Net earnings	$979,838	984,434	(0.5	) %
Return on assets	0.54%	0.59%	(8.5)
Return on average stockholders' equity	4.48%	4.16%	7.7
Stockholders' equity-to-assets ratio	11.97%	14.09%	(15.0)
Dividend payout ratio	19.11%	21.32%	(10.4)

Net Earnings

Net earnings for the six months ended March 31, 2009 was $980,000, compared to net earnings of $984,000 for the six months ended March 31, 2008.  Higher net interest and noninterest income were offset by a higher provision for loan losses and higher noninterest expense.   Basic and diluted earnings per share increased from $0.23 for the six months ended March 31, 2008 to $0.27 for the six months ended March 31, 2009.  The increase in earnings per share is attributable to the repurchase of common stock.

Net Interest Income

Net interest income increased from $5.1 million for the six months ended March 31, 2008 to $6.1 million for the six months ended March 31, 2009.  Net interest income increased due to a higher interest rate spread, partially offset by a lower level of net interest-earning assets.  Our interest rate spread increased for the six months ended March 31, 2009 by 60 basis points when compared to the six months ended March 31, 2008 primarily as a result of a 143 basis point decrease in the cost of deposits and a 192 basis point decrease in the cost of FHLB advances, which more than offset a 118 basis point decrease in yield on loans receivable. Our interest rate spread was 2.98% for the six months ended March 31, 2008 and 3.58% for the six months ended March 31, 2009.  The average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased 91 and 151 basis points, respectively, for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  We have funded loan growth since March 2008 primarily through an increase in deposits and FHLB advances and through the sale, maturity and call of agency securities and principal reductions from mortgage-backed securities.

Interest income on loans receivable decreased from $8.9 million for the six months ended March 31, 2008 to $8.8 million for the comparable period in 2009. The decrease is attributable to a lower average yield, partially offset by a higher average balance.  The higher average balance is due primarily to an increase in commercial real estate loans, land development loans and single and multifamily home loans, partially offset by a decrease in construction loans.  Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a higher average yield.  Interest income on securities decreased from $1.1 million to $628,000 for the comparable six month periods due to a lower average balance and average yield.  Interest income on other interest-earning assets decreased due to a lower average yield, partially offset by a higher average balance.

LIBERTY BANCORP, INC.

Interest expense on deposits decreased by $1.5 million for the six months ended March 31, 2009 compared to the same period in 2008 as a result of a lower average rate, partially offset by a higher average balance. The weighted-average rate on deposits decreased from 3.68% for the six months ended March 31, 2008 to 2.25% for the comparable 2009 period.  The average balance on deposits increased from $239.1 million for the six months ended March 31, 2008 to $254.6 million for the six months ended March 31, 2009.  Interest expense on FHLB advances decreased due to a lower average rate, partially offset by a higher average balance.

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

LIBERTY BANCORP, INC.

	Six Months Ended March 31,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$281,082	$8,792	6.26%	$240,504	$8,943	7.44%
Mortgage-backed securities	13,465	291	4.32	18,368	384	4.18
Securities	30,624	628	4.10	47,219	1,102	4.67
Other interest-earning assets	6,791	6	0.18	5,762	105	3.64
Total interest-earning assets	331,962	9,717	5.85	311,853	10,534	6.76

Interest-bearing liabilities:
Deposits	254,555	2,859	2.25	239,137	4,398	3.68
FHLB advances	65,216	768	2.36	46,402	992	4.28
Securities sold under agreement
to repurchase	591	16	5.34	1,758	35	4.02
Total interest-bearing liabilities	$320,362	3,643	2.27	$287,297	5,425	3.78

Net interest income before
provision for loan losses		$6,074			$5,109

Interest rate spread			3.58%			2.98%

Net earning assets	$11,600			$24,556

Net yield on average
interest-earning assets			3.66%			3.28%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	103.62%			108.55%

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

The provision for loan losses was $470,000 and $450,000 for the six months ended March 31, 2009 and 2008, respectively.  For the six months ended March 31, 2009, the provision of $470,000 was primarily due to loan charge-offs, and to a lesser extent, an increase in loans receivable, partially offset by a decrease in classified loans. Charge-offs were primarily attributable to construction and development lending.  The allowance for loan losses as a percentage of total gross loans decreased to .89% as of March 31, 2009 as compared to .94% at September 30, 2008.  Special mention loans remained the same at $2.9 million for March 31, 2009 and September 30, 2008.  Substandard loans decreased by $8.4 million as of March 31, 2009 compared to September 30, 2008 due primarily to a decrease in classified construction and development loans and payoff of one nonresidential commercial real estate loan.

LIBERTY BANCORP, INC.

Noninterest income

	Six Months Ended
	March 31,
	2009	2008	% Change
Loan service charges	$40,099	40,047	0.1%
Gain on sale of loans	115,147	134,436	(14.3)
Gain on sale of securities	56,094	45,597	23.0
Gain on sale of MBSs	51,528	-	NM
Change in cash surrender value of BOLI	217,803	217,678	0.1
Deposit account service charges	579,198	553,114	4.7
	$1,059,869	990,872	7.0

NM -  Not meaningful.

Noninterest income increased for 2009 due primarily to gains on sale of MBSs, an increase in gains on sale of securities and an increase in deposit account service charges, partially offset by a decrease in gains on sale of loans.

During the six months ended March 31, 2009 and 2008, we originated loans for sale to secondary market investors of $10.5 million and $10.0 million, respectively.  We do not anticipate significant gains on sale of loans in the immediate future due to current market conditions.

Noninterest Expense

	Six Months Ended
	March 31,
	2009	2008	% Change
Compensation and benefits	$2,482,956	2,332,830	6.4%
Occupancy expense	427,642	333,244	28.3
Equipment and data processing expense	621,088	473,683	31.1
Operations from foreclosed real estate, net	560,408	153,435	265.2
FDIC premium expense	116,000	54,555	112.6
Professional and regulatory services	296,524	197,840	49.9
Advertising	126,163	131,496	(4.1)
Correspondent banking charges	65,915	132,416	(50.2)
Supplies	99,826	66,166	50.9
Amortization of Core Deposit Intangible	86,667	-	NM
Other	429,642	411,751	4.3
	$5,312,831	4,287,416	23.9

Noninterest expense increased from $4.3 million for the six months ended March 31, 2008 to $5.3 million for the comparable period in 2009.  Compensation and benefits expense increased primarily due higher salary levels and health insurance expense, partially offset primarily by lower ESOP expense and stock option and restricted stock award expense.  Occupancy expense increased due primarily to higher building depreciation expense, higher real estate and personal property tax expense on new branch offices and higher utility expense. Equipment and data processing expense increased due primarily to service agreement expense, repairs and internet bill pay expense, partially offset by lower automobile maintenance expense. FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits and the acquisition.  Expenses from operations from foreclosed real estate, net increased due primarily higher losses on sale of foreclosed real estate and higher maintenance expenses, partially offset by rental income.  Professional and regulatory services increased due primarily to higher accounting and legal. Correspondent banking expense decreased due to bringing certain check processing and statement rendering operations in-house which reduced outside vendor expense.  Other expenses increased due primarily to an increase in data line, retail operations expense, property insurance and postage expense, partially offset by lower mortgage lending website expense, entertainment and miscellaneous expense.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes decreased by $6,000 for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.  The effective tax rate for the six months ended March 31, 2009 was 27.5% compared to 27.7% for the six months ended March 31, 2008.

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

Information as of March 31, 2009 concerning the Company’s exposure to market risk has not changed significantly from that disclosed under “Interest Rate Risk Management” in the Company's Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission on December 29, 2008.

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

Item 1A – Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 29, 2008.  As of March 31, 2009, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number	Average Price	Total Number of	Maximum Number
	of Shares	Paid per	Shares (or Units)	(or Approximate
	(or Units)	Share	Purchased as	Dollar Value) of
	Purchased	(or unit)	Part of Publicly	Shares (or Units)
			Announced Plans	That May Yet Be
			or Programs	Purchased Under the
Period				Plans or Programs (1)

January 1, 2009
through January 31, 2009	12,000	$7.66	12,000	93,835

February 1, 2009
through February 28, 2009	-	$-	-	93,835

March 1, 2009
through March 31, 2009	3,500	$6.05	3,500	90,335

Total	15,500	$7.30	15,500

(1)
On August 6, 2007, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to 476,119 shares, or 10%, of the Company’s outstanding common stock.  On December 20, 2007, a second stock repurchase program was approved to acquire up to 222,048 shares, or 5%, of the Company’s outstanding common stock.  On February 22, 2008, a third stock repurchase program was approved to acquire up to 408,170, or 10%, of the Company’s outstanding stock.  All three repurchase plans have been completed.  Repurchased shares are held in treasury.

LIBERTY BANCORP, INC.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 – Submission of Matters to a Vote of Security Holders

On February 11, 2009, the Company held its Annual Meeting of Stockholders.  Stockholders voted on the following matter at the Annual Meeting:

(1)	The election of the following individuals to serve as directors of the Company for a three-year term and until their successors are elected and qualified:

	NUMBER OF VOTES
Name	FOR	WITHHELD

Daniel G. O'Dell	3,378,440	276,760

Steven K. Havens	3,378,621	276,579

Item 5 - Other Information

None.

Item 6 – Exhibits

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

LIBERTY BANCORP, INC.
(Registrant)

DATE: May 15, 2009	BY:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)