Form 10-Q
period 2009-06-30
LIBERTY BANCORP INC
filed 2009-08-14
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  000-51992

LIBERTY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Missouri	20-4447023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 West Franklin Street, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (816) 781-4822

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  .  No ___.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ___.  No ___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ___ Accelerated filer ____ Non-accelerated filer (Do not check if a smaller reporting company.)  ___ Smaller reporting company _X_.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___.  No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding August 13, 2009
Common Stock, par value $0.01 per share	3,621,875

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

LIBERTY BANCORP, INC.

Part I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
Assets	2009	2008
Cash and due from banks	$6,468,252	5,274,603
Federal funds sold	5,642,000	2,810,000
Total cash and cash equivalents	12,110,252	8,084,603
Securities available for sale- taxable, at market value (amortized cost
of $12,215,537 and $13,966,593, respectively)	12,761,765	14,374,559
Securities available for sale - non-taxable, at market value (amortized
cost of $10,889,329 and $11,714,464, respectively)	10,844,162	11,678,861
Mortgage-backed securities - available for sale, at market value
(amortized cost of $10,002,752 and $14,007,011, respectively)	10,219,049	13,989,151
Stock in Federal Home Loan Bank ("FHLB") of Des Moines	3,910,100	3,576,300
Loans receivable, net of allowance for loan losses
of $2,803,662 and $2,633,298, respectively	299,541,918	256,713,257
Loans held for sale	4,018,425	877,246
Premises and equipment, net	12,814,719	9,790,337
Bank-owned life insurance ("BOLI")	8,866,916	8,538,528
Foreclosed real estate, net	3,819,316	4,936,355
Accrued interest receivable	1,677,990	1,640,478
Goodwill	1,191,603	-
Core deposit intangible, net	917,333	-
Other assets	1,549,143	1,985,219
Total assets	$384,242,691	336,184,894

Liabilities and Stockholders' Equity
Deposits	$279,576,338	219,763,837
Accrued interest payable	300,641	297,656
Advances from FHLB of Des Moines	58,165,864	69,240,870
Securities sold under agreement to repurchase	855,407	812,500
Advances from borrowers for taxes and insurance	714,820	864,268
Other liabilities	1,369,806	1,196,659
Total liabilities	340,982,876	292,175,790
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,712 shares issued	47,617	47,617
Treasury stock, at cost, 1,139,837 shares and 825,002 shares	(11,100,506)	(8,632,753)
Additional paid-in capital	32,529,726	32,320,258
Common stock acquired by ESOP	(320,262)	(474,634)
Accumulated other comprehensive earnings, net	473,552	292,484
Retained earnings - substantially restricted	21,629,688	20,456,132
Total stockholders' equity	43,259,815	44,009,104
Total liabilities and stockholders' equity	$384,242,691	336,184,894

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$4,617,915	4,287,809	13,409,778	13,231,211
Mortgage-backed securities	110,923	166,731	401,633	550,423
Securities - taxable	160,454	339,555	517,693	1,169,574
Securities - non-taxable	125,231	132,275	396,468	403,763
Other interest-earning assets	(355)	21,930	5,557	127,108
Total interest income	5,014,168	4,948,300	14,731,129	15,482,079
Interest expense:
Deposits	1,190,200	1,503,786	4,049,277	5,901,424
Securities sold under agreement to repurchase	4,729	12,778	20,514	48,147
Advances from FHLB	350,894	506,935	1,118,538	1,498,554
Total interest expense	1,545,823	2,023,499	5,188,329	7,448,125
Net interest income	3,468,345	2,924,801	9,542,800	8,033,954
Provision for loan losses	320,857	1,173,000	790,912	1,623,175
Net interest income after
provision for loan losses	3,147,488	1,751,801	8,751,888	6,410,779
Noninterest income:
Loan service charges	28,947	13,236	69,046	53,282
Gain on sale of loans	146,566	105,238	261,713	239,674
Gain (loss) on sale of securities available for sale	(1,709)	-	54,293	45,597
Gain on sale of MBSs available for sale	-	-	51,620	-
Other-than-temporary impairment ("OTTI") loss on equity security	(113,126)	-	(113,126)	-
Change in cash surrender value of BOLI	110,585	109,533	328,387	327,211
Deposit account and other service charges	354,169	312,154	933,368	865,268
Total noninterest income	525,432	540,161	1,585,301	1,531,032
Noninterest expense:
Compensation and benefits	1,353,045	1,008,015	3,836,001	3,340,846
Occupancy expense	237,140	163,555	664,782	496,799
Equipment and data processing expense	297,875	227,965	918,962	701,647
Operations from foreclosed real estate, net	293,181	20,282	853,590	173,717
FDIC premium expense	300,000	37,240	416,000	91,795
Professional and regulatory services	101,950	97,685	398,474	295,526
Advertising	95,035	48,813	221,198	180,309
Correspondent banking charges	29,266	70,409	95,181	202,824
Supplies	42,546	30,126	142,372	96,292
Amortization of core deposit intangible	52,000	-	138,667	-
Other	218,753	182,083	648,396	593,834
Total noninterest expense	3,020,791	1,886,173	8,333,623	6,173,589
Earnings before income taxes	652,129	405,789	2,003,566	1,768,222
Income taxes	181,300	82,000	552,900	460,000
Net earnings	$470,829	323,789	1,450,666	1,308,222
Basic and diluted earnings per share	$0.13	0.09	0.40	0.32
Dividends per share	$0.025	0.025	0.075	0.075

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net earnings	$470,829	323,789	1,450,666	1,308,222
Other comprehensive earnings (loss):
Reclassification adjustment for gains (loss) in earnings, net of tax
of $0, $(62,423) and $(16,871), respectively	1,709	-	(43,490)	(28,726)
Reclassification adjustment of OTTI loss, net of tax of $0 and $0,
respectively	113,126	-	113,126	-
Unrealized gains (losses), net of tax of $(101,058), $(293,114),
$115,040 and $243,595, respectively	(200,017)	(499,085)	121,224	414,769
Amortization of unrecognized gain, net - SFAS No. 158	(3,264)	(3,264)	(9,792)	(9,793)
Comprehensive earnings (loss)	$382,383	(178,560)	1,631,734	1,684,472

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,450,666	1,308,222
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	506,641	430,331
Amortization of core deposit intangible	138,667	-
ESOP expense	141,074	229,637
Incentive Plan expense	222,766	246,060
Amortization of premiums (discounts) on investments, net	105,229	(20,531)
Amortization of premium on loans	53,000	-
Amortization of deferred loan fees, net	(85,512)	(241,240)
Provision for loan losses	790,912	1,623,175
Loans held for sale - originated	(27,839,962)	(19,205,729)
Loans held for sale - proceeds from sale	24,960,496	18,338,718
Loss on foreclosed real estate, net	707,735	135,820
Gain on sale of securities available for sale	(54,293)	(45,597)
Gain on sale of MBSs available for sale	(51,620)	-
OTTI loss on equity security	113,126	-
Gain on sale of loans	(261,713)	(239,674)
Increase in cash surrender value of BOLI	(328,387)	(327,211)
Decrease (increase) in:
Accrued interest receivable	173,351	246,824
Other assets	15,559	(565,489)
Increase (decrease) in:
Accrued interest on deposits and other liabilities	(90,355)	(718,093)
Accrued income taxes	-	(88,308)
Net cash provided by (used for) operating activities	667,380	1,106,915
Cash flows from investing activities:
Net change in loans receivable	(27,065,858)	(24,281,084)
Mortgage-backed available for sale:
Purchased	(254,698)	-
Principal collections	4,343,632	4,530,450
Proceeds from sales	1,338,734	-
Securities available for sale:
Principal collections	59,679	41,180
Purchased	-	(448,061)
Proceeds from sales	9,628,947	7,292,478
Proceeds from maturity or call	1,010,000	4,935,000
Proceeds from foreclosed real estate, net	4,631,274	2,649,880
Purchase of stock in FHLB of Des Moines	(678,000)	(2,385,071)
Redemption of stock in FHLB of Des Moines	412,500	382,971
Purchase of premises and equipment	(755,896)	(1,500,869)
Cash paid in acquistion of KLT Bancshares, Inc., net	(1,164,119)	-
Net cash provided by (used for) investing activities	$(8,493,805)	(8,783,126)

		(Continued)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Nine Months Ended
	June 30,
	2009	2008

Cash flows from financing activities:
Net increase (decrease) in deposits	$25,848,380	(26,494,818)
Increase (decrease) in advances from
borrowers for taxes and insurance	(219,344)	(300,602)
Proceeds from advances from the FHLB	574,766,000	824,350,000
Repayment of advances from the FHLB	(585,841,006)	(780,514,522)
Securities sold under agreement to repurchase:
Proceeds	7,559,306	7,274,400
Repayments	(7,516,399)	(7,290,440)
Proceeds from exercise of stock options	-	4,347
Repurchase of common stock	(2,467,753)	(8,498,110)
Other contributed capital	-	989
Cash dividends	(277,110)	(306,671)
Net cash provided by (used for)
financing activities	11,852,074	8,224,573
Net increase (decrease) in cash and cash equivalents	4,025,649	548,362
Cash and cash equivalents at beginning of period	8,084,603	9,042,289
Cash and cash equivalents at end of period	$12,110,252	9,590,651

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$4,262,126	6,197,522
Interest on securities sold under agreement to repurchase	20,514	48,242
Interest on advances from FHLB of Des Moines	1,104,569	1,466,355
Income taxes	614,615	816,126
Real estate acquired in settlement of loans	5,708,845	3,778,527
Loans originated to finance the sale of foreclosed real estate	1,486,875	-

Net cash paid in acquisition of KLT Bancshares, Inc.:
Cash paid to Farley State Bank shareholders	$(4,500,000)	-
Acquisition costs paid	(251,256)	-
Total cash payments	(4,751,256)	-
Cash and cash equivalents acquired	3,587,137	-
Net cash paid in acquistion	$(1,164,119)	-

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2008 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on December 29, 2008.  Subsequent events have been evaluated through August 13, 2009 which is the date the financial statements were issued.

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

(3) Business Combination

On November 7, 2008, the Company acquired KLT Bancshares, Inc., the parent company of Farley State Bank (“the acquisition”). Shareholders of KLT Bancshares, Inc. received total merger consideration of $4.5 million, consisting of entirely cash.  The Company incurred acquisition costs of  $251,000.  The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  Fair value adjustments on the assets acquired and liabilities assumed are depreciated or amortized as applicable, over the estimated useful lives of the related assets and liabilities.  The core deposit intangible of $1.1 million is amortized over 10.2 years using the double declining balance method.  The Company recorded fair value accounting adjustments of $422,000, net of income taxes of $247,000 and core deposit intangibles of $665,000, net of income taxes of $391,000.  Based upon Farley State Bank’s stockholders’ equity of $2.5 million, goodwill amounted to approximately $1.2 million at November 7, 2008.  The excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature.  As a result of the acquisition, the Bank operates two additional full-service offices which expanded its market area.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the assets acquired and liabilities assumed at November 7, 2008, the date of acquisition:

Cash and due from banks	$1,353,137
Federal funds sold	2,234,000
Securities available for sale	9,658,286
Federal Home Loan Bank stock	68,300
Loans, net	20,743,173
Property and equipment, net	2,775,127
Accrued interest receivable	210,863
Goodwill	1,191,603
Core deposit intangible	1,056,000
Other assets	389,946
Total assets acquired	39,680,435

Deposits	33,964,121
Accrued interest payable	215,834
Advances from borrowers for taxes and insurance	69,896
Other liabilities	40,860
Deferred tax liability	638,468
Total liabilities assumed	34,929,179

Purchase price, including acquisition costs	$4,751,256

The consolidated statement of earnings for the nine months ended June 30, 2009 include the results of operations of the acquired entity from November 8, 2008 through June 30, 2009.

The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the three and nine months ended June 30, 2009 and 2008 as though the acquisition had been completed as of the beginning of each period.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total interest income	$5,014,168	5,495,300	14,938,101	17,175,079
Total interest expense	1,545,823	2,225,499	5,251,944	8,119,125
Net interest income	3,468,345	3,269,801	9,686,157	9,055,954

Provision for loan losses	320,857	1,887,000	1,214,840	2,465,175
Total noninterest income	525,432	610,161	1,599,690	1,761,032
Total noninterest expense	3,020,791	2,232,173	8,558,736	7,266,589

Income (loss) before income taxes	652,129	(239,211)	1,512,271	1,085,222
Income taxes	181,300	(173,000)	466,058	205,000
Net earnings (loss)	$470,829	(66,211)	1,046,213	880,222

Pro forma basic and diluted earnings (loss) per share	$0.13	(0.02)	0.29	0.21

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The pro forma results of operations do not purport to be indicative of the results that would actually have been obtained had the acquisition occurred on the date indicated or which may be obtained in the future.

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

June 30, 2009

Core deposit intangible	$1,056,000
Accumulated amortization	(138,667)
$917,333

Amortization expense on core deposit intangible for the three and nine months ended June 30, 2009 was $52,000 and $138,667, respectively.  There was no amortization expense of core deposit intangible for the three and nine months ended June 30, 2008.

Estimated amortization expense on core deposit intangible for July 1, 2009 through September 30, 2009 and each of the five succeeding fiscal years is as follows:

July 1, 2009 through September 30, 2009	$52,000
Year ended September 30, 2010	170,000
Year ended September 30, 2011	137,000
Year ended September 30, 2012	110,000
Year ended September 30, 2013	89,000
Year ended September 30, 2014	71,000

(4)  Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Company for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings	$470,829	323,789	1,450,666	1,308,222

Weighted-average shares - Basic EPS	3,507,840	3,777,356	3,598,764	4,072,269
Stock options - treasury stock method	3,242	34,040	34,631	39,179
Weighted-average shares - Diluted EPS	3,511,082	3,811,396	3,633,395	4,111,448
Basic earnings per common share	$0.13	0.09	0.40	0.32
Diluted earnings per common share	$0.13	0.09	0.40	0.32
Anti-dilutive shares	70,611	104,267	39,851	88,958

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(5)  Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$1,671	1,670	5,014	5,011
Interest cost	3,678	3,678	11,034	11,033
Amortization of transition obligation	3,135	3,136	9,405	9,406
Amortization of prior service cost	(2,416)	(2,415)	(7,248)	(7,246)
Amortization of actuarial gain	(5,342)	(5,343)	(16,027)	(16,027)
Net periodic cost	$726	726	2,178	2,177

Directors’ retirement plan expense was $16,047 and $16,048 for the nine months ended June 30, 2009 and 2008, respectively.   The expense consisted primarily of interest cost.

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

As authorized by the Liberty Bancorp, Inc. 2007 Equity Incentive Plan (the “2007 Plan”), the Board of Directors granted 25,150 options to non-employee directors and 65,500 options to certain officers and employees on February 27, 2007.  In addition, the Board of Directors granted 5,000 options to one employee on April 1, 2009.  The 2007 Plan authorizes the award of up to 100,691 options to purchase shares of common stock, subject to restrictions, to directors, officers and employees of the Bank.   The Plan provides for the grant of stock options, stock appreciation rights, restricted stock and unrestricted stock.   Options expire ten years from the date of the grant.   All 95,650 options granted are vested over a five-year period.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

Stock option compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Pretax	$10,465	18,906	$36,130	61,120

After tax	9,704	17,979	33,846	58,339

Basic and diluted earnings per share	$0.00	0.00	$0.01	0.01

At June 30, 2009, the total unrecognized compensation expense related to nonvested stock options was approximately $114,000 and is expected to be recognized over the weighted-average period of 3.11 years.

A summary of the Company’s stock option activity under the Plan for the nine months ended June 30, 2009 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2008	321,488	$8.40	6.72	$396,443
Granted	5,000	6.78	9.76	2,600
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2009	326,488	8.37	6.00	71,909
Exercisable at June 30, 2009	264,321	7.82	5.64	69,309
Vested and expected to vest at
June 30, 2009	264,321	$7.82	5.64	$69,309

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

A summary of the total value of options exercised, the amount of cash received from the exercise of stock options, and the total fair value of shares vested is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Intrinsic value of options exercised	$-	-	-	1,076

Cash received from the exercise of options	-	-	-	4,347

Fair value of shares vested	47,243	64,306	189,033	291,875

Restricted Stock Awards

On February 27, 2007, as authorized by the 2007 Plan, the Board of Directors granted 31,400 restricted stock awards to non-employee directors and 78,000 awards to certain officers and employees and on April 1, 2009 the Board of Directors granted 5,000 awards to one employee.  The Plan authorized the award of up to 125,649 shares of common stock, which were repurchased by a trust to fund the restricted stock awards.   All awards are vested over a five-year period.   A summary of the Company’s restricted stock compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Restricted Stock Compensation Expense	$63,342	61,647	186,636	184,941

At June 30, 2009, the total unrecognized expense was $690,000 and is expected to be recognized over the weighted-average period of 2.75 years.

A summary of the Company’s nonvested restricted stock award activity for the nine months ended June 30, 2009 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2008	87,520	$11.27
Granted	5,000	6.78
Vested	(21,880)	11.27
Forfeited	-	-
Nonvested at June 30, 2009	70,640	$11.03

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(7)  Securities

Securities are summarized as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for sale - debt securities:
Federal agency obligations	$11,943,547	648,224	-	12,591,771
State and municipal obligations	10,889,329	192,739	(237,906)	10,844,162
	22,832,876	840,963	(237,906)	23,435,933
Available for sale - equity securities	271,990	-	(101,996)	169,994
	$23,104,866	840,963	(339,902)	23,605,927

Weighted-average rate	4.75%

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for sale - debt securities:
Federal agency obligations	$13,422,143	480,901	-	13,903,044
State and municipal obligations	11,714,464	46,438	(82,041)	11,678,861
	25,136,607	527,339	(82,041)	25,581,905
Available for sale - equity securities	544,450	-	(72,935)	471,515
	$25,681,057	527,339	(154,976)	26,053,420

Weighted-average rate	4.69%

During the three and nine months ended June 30, 2009, the Company sold a portion of one equity security, recognizing a loss of $1,780 and $72,440, respectively.  In addition, the Company determined that an other-than-temporary impairment loss was required on the remaining investment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuer, the ability to recover its initial cost basis within a reasonable period of time and adverse changes to expected cash flows.

Based on these factors, the Company recorded an other-than-temporary impairment loss on the equity security of $113,126.  At June 30, 2009, the carrying value of the equity security was $169,994.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.  FSP SFAS No. 115-2 and SFAS No. 124-2 was adopted, effective June 30, 2009.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Securities having a continuous unrealized loss position at June 30, 2009 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
State and municipal obligations	$3,552,700	(197,447)	2,037,066	(40,459)	5,589,766	(237,906)
Available for sale- equity securities	-	-	169,994	(101,996)	169,994	(101,996)
	$3,552,700	(197,447)	2,207,060	(142,455)	5,759,760	(339,902)

State and Municipal Obligations (11 issues).  The unrealized losses on the Company’s state and municipal obligations were caused primarily by changes in interest rates and not credit quality.  One state and municipal obligation had an unrealized loss of $195,000 and represented approximately 82% of the total unrealized loss on such securities.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at June 30, 2009.

Nine state and municipal obligations amounting to $2.8 million had a credit rating of Baa1 (investment grade) or better.  Two state and municipal obligations of $2.8 million were not rated.

Equity Security (1 issue).  As discussed above, the Company has recognized an OTTI loss on a portion of one equity security during the June 2009 quarter.  The security had an unrealized loss of $101,996 at June 30, 2009.  The unrealized loss was caused by general market conditions of the banking industry, which has been relatively out of favor and resulting lack of liquidity in the market.  The Company has the ability and intent to hold this investment until a recovery of fair value.  Accordingly, the Company does not consider the remaining investment in the equity security to be other-than-temporarily impaired at June 30, 2009.

Maturities of debt securities at June 30, 2009 are summarized as follows:

	Available for Sale
	Amortized	Market
	Cost	Value

Due within one year	$4,345,175	4,398,741
Due after one through five years	10,335,507	11,008,542
Due after five through ten years	3,417,775	3,506,498
Due after ten years	4,734,419	4,522,152
	$22,832,876	23,435,933

At June 30, 2009, securities with a carrying value of approximately $6,009,057 are callable at the discretion of the issuer prior to the maturity date.  Securities in the amount of $15,264,072 were pledged to secure certain deposits at June 30, 2009.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Gross proceeds, gross realized gains and gross realized losses from sales of available for sale securities were $114,210, $71 and $1,780 for the three months ended June 30, 2009.  Gross proceeds, gross realized gains and gross realized losses from sales of available for sale securities were $9,628,947, $202,074 and $147,781, respectively, for the nine months ended June 30, 2009.  Gross proceeds, gross realized gains and gross realized losses from sales of available for sale securities were $7,292,478, $45,597 and $0, respectively, for the nine months ended June 30, 2008.  There were no sales of securities for the three months ended June 30, 2008.

Mortgage-backed securities (“MBSs”) are summarized as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available for sale:
FHLMC	$5,933,699	148,815	-	6,082,514
FNMA	3,736,164	74,277	(5,939)	3,804,502
GNMA	29,688	414	-	30,102
GNMA - CMO	303,201	82	(1,352)	301,931
	$10,002,752	223,588	(7,291)	10,219,049

Weighted-average rate	4.24%

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available for sale:
FHLMC	$8,910,347	25,750	(17,813)	8,918,284
FNMA	4,737,407	8,921	(28,539)	4,717,789
GNMA	32,785	439	-	33,224
GNMA - CMO	202,623	-	(1,032)	201,591
FNMA - CMO	123,849	-	(5,586)	118,263
	$14,007,011	35,110	(52,970)	13,989,151

Weighted-average rate	4.33%

Mortgage-backed securities having a continuous unrealized loss position at June 30, 2009 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale:
FNMA	$-	-	544,516	(5,939)	544,516	(5,939)
GNMA - CMO	245,473	(1,352)	-	-	245,473	(1,352)
	$245,473	(1,352)	544,516	(5,939)	789,989	(7,291)

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Mortgage-backed Securities (2 issues) and Agency Collateralized Mortgage Obligation (1 issue).  The unrealized losses on the Company’s mortgage-backed securities and agency collateralized mortgage obligation were caused primarily by changes in interest rates and not credit quality.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at June 30, 2009.

Gross proceeds, gross realized gains and gross realized losses from sales of mortgage-backed securities were $1,338,734, $55,174 and $3,554, respectively, for the nine months ended June 30, 2009.  There were no sales of mortgage-backed securities for the nine months ended June 30, 2008 or three months ended June 30, 2009 or 2008.

(8)  Fair Value Measurements and Financial Instruments

Fair Value Measurements

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral and discounted cash flow analysis.  The Company considers a loan to be impaired under SFAS No. 114 when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  Impairment losses are recognized through an increase in the allowance for loan losses and provision for loan losses, included in earnings for the period. The types of loans for which impairment under SFAS No. 114 is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, nonaccrual single-family loans and troubled debt restructurings.  Valuation allowances are established for impaired loans under SFAS No. 114 for the difference between the loan amount and the fair value of collateral and estimated selling costs.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate, utilizing Level 2 inputs as determined based on expected proceeds from outstanding commitments from investors.

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis at June 30, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
Federal agency obligations	$-	12,591,771	-	12,591,771
State and municipal obligations	-	7,847,942	2,996,220	10,844,162
Mortgage-backed securities	-	9,917,118	-	9,917,118
Collateralized mortgage obligations	-	301,931	-	301,931
Equity securities	169,994	-	-	169,994
	$169,994	30,658,762	2,996,220	33,824,976

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Level 3 Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs:

State and Municipal
Obligations
Balance at October 1, 2008	$3,205,908
Total unrealized losses included in other
comprehensive earnings	(211,818)
Purchases	2,130

Balance at June 30, 2009	$2,996,220

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis at June 30, 2009 include nonperforming loans of $435,929 utilizing Level 3 inputs and loans held for sale of $4,018,425, utilizing Level 2 inputs.  The nonperforming loans are collateral dependent and the allowance for losses on these nonperforming loans was $37,475 at June 30, 2009.

Following is a summary of activity in the allowance for loan losses on nonperforming loans:

June 30, 2009
Balance at beginning of period	$437,523
Charge-offs	(604,613)
Recoveries	-
Provision charged to expense	204,565
Balance at end of period	$37,475

Financial Instruments

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires public entities to disclose the fair values of financial instruments for interim reporting periods.  FSP SFAS No. 107-1 and APB No. 28-1 is effective for interim reporting periods after June 15, 2009.  The Company adopted this FSP as of June 30, 2009.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows:

	June 30, 2009		September 30, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Non-trading instruments
and nonderivatives:
Cash and cash equivalents	$12,110,252	12,110,252	8,084,603	8,084,603
Securities available for sale	23,605,927	23,605,927	26,053,420	26,053,420
Stock in FHLB of Des Moines	3,910,100	3,910,100	3,576,300	3,576,300
Mortgage-backed securities -
available for sale	10,219,049	10,219,049	13,989,151	13,989,151
Loans receivable, net	299,541,918	311,033,844	256,713,257	262,427,542
Loans held for sale	4,018,425	4,018,425	877,246	877,246
Accrued interest receivable	1,677,990	1,677,990	1,640,478	1,640,478
Deposits	279,576,338	281,673,161	219,763,837	220,125,700
Accrued interest on deposits	300,641	300,641	297,656	297,656
Advances from FHLB	58,165,864	58,647,529	69,240,870	68,890,734
Securities sold under
agreement to repurchase	$855,407	860,026	812,500	806,000

The following methods and assumptions were used in estimating the fair values of financial instruments, exclusive of securities which are discussed under “Valuation Techniques.”

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(9)  Income Taxes

The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  No adjustment was recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as Missouri income taxes and special financial institution taxes.  Tax years ending September 30, 2006 through September 30, 2008 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At June 30, 2009, there was no accrual for uncertain tax positions or related interest.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.  At June 30, 2009, we operated out of our main office in Liberty, Missouri and nine additional retail banking facilities in the Kansas City metropolitan area. The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits.  The Bank is a member of the Federal Home Loan Bank System.

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

Securities Impairment

We periodically perform analyses to determine whether there has been an other- than-temporary decline in the value of one or more of our securities.  Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity.  We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.  If such decline is deemed other-than-temporary, we adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations.

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

LIBERTY BANCORP, INC.

Liquidity and Capital Resources

Our principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (“FHLB”) and net earnings.  We have an agreement with the FHLB of Des Moines to provide cash advances, should we need additional funds for loan originations or other purposes.  As of June 30, 2009 we have $19.6 million in additional borrowing capacity with the FHLB of Des Moines.

Commitments to originate loans are legally binding agreements to lend to our customers.  Letters of credit are conditional commitments issued by us to guarantee the performance of the borrower to a third party.  The following table sets forth information regarding off-balance sheet financial instruments as of June 30, 2009:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$2,460,644	7,690,151

Commitments for unused lines of credit	$283,608	11,763,647

Commitments for undisbursed loans	$2,154,903	5,081,941

Commitments for letters of credit	$219,253	-

Financial Condition

Total assets increased from $336.2 million at September 30, 2008 to $384.2 million at June 30, 2009.  Cash and cash equivalents increased by $4.0 million from September 30, 2008 to June 30, 2009.

Securities decreased from $26.1 million at September 30, 2008 to $23.6 million at June 30, 2009 due to sales, maturities and calls of securities, partially offset by the acquisition of securities from KLT Bancshares, Inc.  Mortgage-backed securities available for sale decreased from $14.0 million at September 30, 2008 to $10.2 million at June 30, 2009 due to principal repayments, maturities and sales, partially offset by the acquisition of mortgage-backed securities and the purchase of one security. Stock in the Federal Home Loan Bank of Des Moines increased by $334,000 due to stock purchase requirements as a result of a higher level of advances for the three months ended December 31, 2008.   From January through June, 2009 the Bank decreased total advances, but the FHLB of Des Moines suspended excess capital stock redemptions.  This resulted in an increase in FHLB stock for the nine months ended June 30, 2009 even though advances decreased for this period.  The FHLB of Des Moines continues to pay a quarterly dividend.

Loans receivable increased by $42.8 million to $299.5 million at June 30, 2009 due to loans received in the amount of $20.7 million in the KLT Bancshares, Inc. acquisition and  increased activity in commercial real estate, one-to-four family, multifamily, construction non residential and consumer lending.  Loans held for sale increased $3.1 million due to an increase in mortgage lending activity related to hiring three additional mortgage lending officers and increased marketing.

Premises and equipment, net increased $3.0 million to $12.8 million at June 30, 2009 due to the acquisition, the opening of a new branch and the expansion of one existing branch, partially offset by depreciation expense.  The premises and equipment acquired consisted primarily of three bank branch facilities.  The cash surrender value of bank-owned life insurance increased by $328,000 to $8.9 million as of June 30, 2009 as compared to $8.5 million as of September 30, 2008.

LIBERTY BANCORP, INC.

Foreclosed real estate, net at June 30, 2009 totaled $3.8 million, a decrease of $1.1 million from $4.9 million at September 30, 2008. Foreclosed real estate, net consists of five single-family lots, two spec construction properties, eleven single-family homes, one multi-family property and two residential development properties.  36 single-family homes, three residential lots, and one residential development property were acquired through foreclosure and 39 single-family homes, four lots and one multi-family property and one non residential property were sold for the nine months ended June 30, 2009.  Charge-offs totaling $636,000 were taken on property foreclosed during this period.

Goodwill totaling $1.2 million and core deposit intangible totaling $917,000 resulted from the acquisition of Farley State Bank.  Other assets decreased primarily due to lower deferred tax assets as a result of unrealized gains on securities and the elimination of acquisition costs due to the completion of the acquisition, partially offset by an accounts receivable due to the timing of the receipt of cash proceeds from the sale of foreclosed real estate.

Total liabilities increased $48.8 million to $341.0 million at June 30, 2009 compared to $292.2 million at September 30, 2008.

Deposits increased from $219.8 million at September 30, 2008 to $279.6 million at June 30, 2009 primarily due to the KLT Bancshares, Inc. acquisition and an increase in long-term certificate accounts, money market accounts, interest bearing and noninterest bearing checking and brokered certificates.  Deposits assumed in the acquisition totaled $34.0 million.  An increase in deposits (both from internally-generated customers and from deposits assumed in the acquisition) were offset by a lower average rate which resulted in accrued interest payable remaining virtually the same at June 30, 2009 as compared to September 30, 2008.  Advances from the FHLB decreased by $11.1 million to $58.2 million at June 30, 2009.  FHLB advances were replaced primarily with interest and noninterest checking, money market accounts and long-term certificate accounts.  Advances from borrowers for taxes and insurance decreased by $149,000 due to calendar year-end payment of real estate taxes on behalf of borrowers.

Stockholders’ equity decreased $749,000 from $44.0 million at September 30, 2008 to $43.3 million at June 30, 2009 due to the repurchase of common stock totaling $2.5 million and the payment of cash dividends, partially offset by net earnings of $1.5 million for the nine months ended June 30, 2009, amortization of ESOP and stock-based incentive awards and higher unrealized gains, net of taxes, on investments.  During the nine months ended June 30, 2009 and 2008, the Company paid cash dividends of $277,110 and $306,671, respectively.

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

LIBERTY BANCORP, INC.

The Bank's actual and required capital amounts and ratios at June 30, 2009 were as follows:

			Minimum Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$40,977
Computer software costs	(192)
Goodwill and core deposit intangible 1)	(1,479)
Unrecognized gain, net - SFAS No. 158	(59)
Unrealized gain on securities AFS, net	(516)
Tangible capital	$38,731	10.1%	$5,728	1.5%
General valuation allowance	2,760

Total capital to risk-weighted assets	$41,491	12.6%	$26,443	8.0%	$33,054	10.0%

Tier 1 capital to risk-weighted assets	$38,731	11.7%	$13,222	4.0%	$19,833	6.0%

Tier 1 capital to total assets	$38,731	10.1%	$15,275	4.0%	$19,094	5.0%

1) Net of deferred tax liability on core deposit intangible

Asset Quality

The following table sets forth information with respect to the Bank's nonperforming loans and foreclosed real estate, net at the dates indicated:

	June 30,	September 30,
	2009	2008

Nonaccrual loans	$435,929	8,218,713
Accruing loans past due 90 days or more	-	-
Total nonperforming loans	435,929	8,218,713
Foreclosed real estate, net	3,819,316	4,936,355
Total nonperforming assets	$4,255,245	13,155,068

Allowance for losses on nonperforming loans	$37,475	437,523

Nonperforming loans with no allowance	$128,070	-

Nonaccrual loans decreased by $7.78 million due to the payoff on one commercial real estate loan totaling $3.2 million and the acquisition through foreclosure of twenty single-family properties and one residential development property.

On occasion, the Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At June 30, 2009, these loans amounted to $5.1 million.

At June 30, 2009, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as nonaccrual, 90 days past due, or restructured.

LIBERTY BANCORP, INC.

Under our internal review policy, loans classified as substandard decreased from $9.3 million at September 30, 2008 to $802,000 at June 30, 2009. Substandard loans were primarily secured by six 1-4 family properties, one 1-4 family construction spec, two commercial vehicles and one loan was secured by accounts receivable.  Special mention loans remained the same at $2.9 million at June 30, 2009 and September 30, 2008 and consisted of two loans secured by land for the development of single-family lots and commercial real estate.  Foreclosed real estate, net decreased by $1.1 million and consists primarily of single-family properties.

Following is a summary of activity in the allowance for loan losses:

	Nine Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$2,633,298	$3,010,904
Charge-offs	(887,221)	(1,582,408)
Recoveries	14,544	17,906
Allowance acquired by acquisition	252,129	-
Provision charged to expense	790,912	1,623,175
Balance at end of period	$2,803,662	$3,069,577

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Selected Financial Data

	Three Months Ended
	June 30,
	2009	2008	% Change
Net earnings	$470,829	323,789	45.4%
Return on assets	0.50%	0.38%	31.6
Return on average stockholders' equity	4.33%	2.95%	46.8
Stockholders' equity-to-assets ratio	11.50%	12.93%	(11.1)
Dividend payout ratio	19.08%	29.90%	(36.2)

Net Earnings

Net earnings increased from $324,000 for the three months ended June 30, 2008 to $471,000 for the three months ended June 30, 2009.  Net earnings increased due to higher net interest income and a lower provision for loan losses, partially offset by higher noninterest expense and higher income tax expense.  Basic and diluted earnings per share increased from $0.09, based on 3.8 million average outstanding shares, for the three months ended June 30, 2008 to $0.13, based on 3.5 million average outstanding shares, for the three months ended June 30, 2009.   During the three months ended June 30, 2009 the Company recognized an OTTI loss on one equity security totaling $113,000 and a $168,000 FDIC special assessment of 5 basis points on the Bank’s total assets minus Tier 1 Capital was accrued during the quarter.  The FDIC may impose additional special assessments, if warranted.

LINERTY BANCORP, INC.

The Company may acquire other bank branches or facilities or sell assets based on their profitability and long-term growth potential.  Potential transactions are evaluated on an ongoing basis, however no arrangements are currently pending.

Net Interest Income

Net interest income increased from $2.9 million for three months ended June 30, 2008 to $3.5 million for the three months ended June 30, 2009 due to a higher interest rate spread, partially offset by a lower level of net interest-earning assets.  Our interest rate spread increased by 42 basis points, as compared to the three months ended June 30, 2008, as a result of a significant decrease in the cost of deposits and, to a lesser extent, FHLB advances, which more than offset a lower yield on interest-earning assets.  The lower yield on interest-earnings assets was primarily attributable to a 62 basis point decrease in yield on loans receivable. Our interest rate spread was 3.98% for the three months ended June 30, 2009 and 3.56% for the three months ended June 30, 2008. The average yield on interest-earning assets decreased by 48 basis points and the average cost of interest-bearing liabilities decreased by 90 basis points for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Net interest-earning assets have decreased for the three months ended June 30, 2009 due to the repurchase of common stock, an increase in premises and equipment due to the construction of new retail branch facilities and the acquisition and an increase in foreclosed real estate, net. We have funded loan growth since September 30, 2008 primarily through an increase in deposits and through the sale, call and maturity of securities and the sale and principal reduction of mortgage-backed securities, partially offset by a decrease in FHLB advances.

Interest income on loans receivable increased from $4.3 million for the three months ended June 30, 2008 to $4.6 million for the comparable period in 2009. The increase is attributable to a higher average balance, partially offset by a lower average yield. The lower average yield is due to a decrease in the prime rate which affects a significant amount of our commercial and construction loans. The higher average balance is due primarily to an increase in commercial real estate loans, single and multi-family loans, nonresidential construction loans and consumer loans.  Interest income on mortgage-backed securities decreased due primarily to a lower average balance, and to a lesser extent, a lower average yield.  Interest income on securities decreased from $472,000 to $285,000 due to a lower average balance and average yield.

Interest expense on deposits decreased by $314,000 for the three months ended June 30, 2009 compared to the same period in 2008 as a result of a lower average rate, partially offset by a higher average balance. The higher average balance was due primarily to higher balances for checking, money market  and certificate accounts. The weighted-average rate on deposits decreased from 2.70% for the three months ended June 30, 2008 to 1.72% for the comparable 2009 period. Interest expense on FHLB advances decreased by $156,000 for the comparable three month periods due to a lower average balance and average rate, even though the weighted-average duration of FHLB advances increased eight months from June 30, 2008 to June 30, 2009.  In general, a declining interest rate environment lead to a lower cost of funds.  From June 30, 2008 to June 30, 2009 deposits increased by $53.8 million, which provided lower costs of deposits as compared to FHLB advances which increased by $12.1 million for the same period.  The increase in FHLB advances is also limited to our additional borrowing capacity which as of June 30, 2009 was $19.6 million.

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

LIBERTY BANCORP, INC.

	Three Months Ended June 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$298,831	$4,618	6.18%	$252,081	$4,288	6.80%
Mortgage-backed securities	10,919	111	4.06	15,963	166	4.16
Securities	27,788	285	4.11	40,672	472	4.64
Other interest-earning assets	6,341	-	-	5,109	22	1.72
Total interest-earning assets	343,879	5,014	5.83	313,825	4,948	6.31

Interest-bearing liabilities:
Deposits	278,995	1,190	1.72	222,929	1,504	2.70
FHLB advances	54,753	351	2.56	69,812	507	2.90
Securities sold under agreement
to repurchase	431	5	4.38	1,281	13	3.99
Total interest-bearing liabilities	$334,179	1,546	1.85	$294,022	2,024	2.75

Net interest income before
provision for loan losses		$3,468			$2,924

Interest rate spread			3.98%			3.56%

Net interest-earning assets	$9,700			$19,803

Net yield on average
interest-earning assets			4.03%			3.73%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	102.90%			106.74%

Provision for Loan Losses

The provision for loan losses is based upon management’s consideration of current economic conditions, the loan portfolio composition and historical loss experience, adjusted for qualitative factors, used to estimate probable losses as well as the level of non-performing loans.   Each month, management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. The loan review process is subjective and relies on various assumptions,  therefore actual results may differ from current estimates. The Company and Bank are subject to periodic examination by regulatory agencies, which may require us to record increases in the allowances based on their evaluation.

The provision for loan losses was $321,000 and $1.2 million for the three months ended June 30, 2009 and 2008, respectively.  The current provision of $321,000 was due to a $14.1 million increase in loans receivable from March 31, 2009 to June 30, 2009 and charge-offs totaling $194,000 for the June 2009 quarter.  All charge-offs were attributable to single-family loans.

LIBERTY BANCORP, INC.

Noninterest income

	Three Months Ended
	June 30,
	2009	2008	% Change
Loan service charges	$28,947	13,236	118.7%
Gain on sale of loans	146,566	105,238	39.3
Loss on sale of securities available for sale	(1,709)	-	NM
OTTI loss	(113,126)	-	NM
Change in cash surrender value of BOLI	110,585	109,533	1.0
Deposit account and other service charges	354,169	312,154	13.5
	$525,432	540,161	(2.7)

NM -  Not meaningful.

Noninterest income decreased for 2009 due primarily to an other-than-temporary impairment loss on one equity security, partially offset by gain on sale of loans and an increase in deposit account service charges.

During the three months ended June 30, 2009 and 2008, we originated loans for sale to secondary market investors of $17.4 million and $9.2 million, respectively.  We have hired three additional mortgage loan officers this year in an effort to increase our market share.  The level of gains on sale of loans in the immediate future will be dependent on interest rates and economic conditions.

Noninterest Expense

	Three Months Ended
	June 30,
	2009	2008	% Change
Compensation and benefits	$1,353,045	1,008,015	34.2%
Occupancy expense	237,140	163,555	45.0
Equipment and data processing expense	297,875	227,965	30.7
Operations from foreclosed real estate, net	293,181	20,282	1,345.5
FDIC premium expense	300,000	37,240	705.6
Professional and regulatory services	101,950	97,685	4.4
Advertising	95,035	48,813	94.7
Correspondent banking charges	29,266	70,409	(58.4)
Supplies	42,546	30,126	41.2
Amortization of core deposit intangible	52,000	-	NM
Other	218,753	182,083	20.1
	$3,020,791	1,886,173	60.2

NM - Not meaningful.

Noninterest expense increased from $1.9 million for the three months ended June 30, 2008 to $3.0 million for the comparable period in 2009, due primarily to the acquisition of KLT Bancshares Inc., and higher expenses related to operations of foreclosed real estate and higher FDIC premium expense (which includes the special assessment of $168,000), partially offset by a decrease in correspondent banking charges.

LIBERTY BANCORP, INC.

Compensation and benefits expense increased primarily due to higher salary levels related to merit increases, additional branches and the acquisition as well as higher payroll taxes, partially offset by lower ESOP expense and stock option expense.  ESOP expense is calculated based on the monthly stock price which on average was lower for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Stock option expense decreased since certain options became fully vested.  Occupancy expense increased due primarily to higher building depreciation expense, higher real estate and personal property tax, higher building maintenance expenses on new branch offices and higher utility expense.  Equipment and data processing expense increased due primarily to higher service agreement expense, web site expense and furniture depreciation expense in connection with new branch offices.  FDIC premium expense increased due to the acquisition, special assessment and an increase in the regular quarterly assessment. The FDIC may impose additional special assessments, if warranted.  Expenses from operations from foreclosed real estate, net increased due primarily to losses totaling $249,000 on sale of foreclosed real estate and higher maintenance expenses, partially offset by rental income.  The losses on the sale of foreclosed real estate are due to a greater volume of foreclosure activity due to a weaker housing market.  Advertising expense increased due to an increase in radio and television advertising costs and marketing expenses related to our mortgage loan department.  Correspondent banking expense decreased due to performing certain check processing and statement rendering service operations in-house which reduced outside vendor expense.  Amortization of core deposit intangible expense was related to the acquisition.  Other expenses increased due primarily to higher telephone and data line expense and non-origination loan expense.

Income Taxes

Income taxes increased for the three months ended June 30, 2009 due primarily to higher pretax earnings.  The effective rate for the three months ended June 30, 2009 was 27.8%, compared to 20.2% for the three months ended June 30, 2008.  The effective tax rate is higher due to the non deductible OTTI loss and loss on sale recognized on one equity security in the 2009 period.

Results of Operations for the Nine Months Ended June 30, 2009 and 2008

Selected Financial Data

	Nine Months Ended
	June 30,
	2009	2008	% Change
Net earnings	$1,450,666	1,308,222	10.9%
Return on assets	0.52%	0.52%	-
Return on average stockholders' equity	4.43%	3.76%	17.8
Stockholders' equity-to-assets ratio	11.79%	13.74%	(14.2)
Dividend payout ratio	19.10%	23.44%	(18.5)

Net Earnings

Net earnings for the nine months ended June 30, 2009 was $1.5 million, compared to net earnings of $1.3 million for the nine months ended June 30, 2008.  Higher net interest income and noninterest income and a lower provision for loan losses were offset by higher noninterest expense.  Basic and diluted earnings per share increased from $0.32, based on 4.1 million average outstanding shares, for the nine months ended June 30, 2008 to $0.40, based on 3.6 million average outstanding shares, for the nine months ended June 30, 2009.  The increase in earnings per share is attributable to the repurchase of common stock and an increase in net earnings. During the nine months ended June 30, 2009 the Company recognized an OTTI loss on one equity security totaling $113,000 and a $168,000 FDIC special assessment of 5 basis points on the Bank’s total assets minus Tier 1 Capital was accrued during the quarter.  The FDIC may impose additional special assessments, if warranted.

The Company may acquire other bank branches or facilities or sell assets based on their profitability and long-term growth potential.  Potential transactions are evaluated on an ongoing basis, however no arrangements are currently pending.

LIBERTY BANCORP, INC.

Net Interest Income

Net interest income increased from $8.0 million for the nine months ended June 30, 2008 to $9.5 million for the nine months ended June 30, 2009.  Net interest income increased due to a higher interest rate spread, partially offset by a lower level of net interest-earning assets.  Our interest rate spread increased for the nine months ended June 30, 2009 by 54 basis points as compared to the nine months ended June 30, 2008 primarily as a result of a 128 basis point decrease in the cost of deposits and a 137 basis point decrease in the cost of FHLB advances, which more than offset a 99 basis point decrease in the yield on loans receivable. Our interest rate spread was 3.17% for the nine months ended June 30, 2008 and 3.71% for the nine months ended June 30, 2009.  The average yield on interest-earning assets and the average cost of interest-bearing liabilities decreased 76 and 130 basis points, respectively, for the nine months ended June 30, 2009, as compared to the nine months ended June 30, 2008.  We have funded loan growth since September 2008 primarily through an increase in deposits and through the sale, maturity and call of agency securities and principal reductions from mortgage-backed securities.

Interest income on loans receivable increased from $13.2 million for the nine months ended June 30, 2008 to $13.4 million for the comparable period in 2009. The increase is attributable to a higher average balance, partially offset by a lower average yield.  The higher average balance is due primarily to an increase in single and multi-family loans, non- residential construction and commercial loans.  Interest income on mortgage-backed securities decreased due to a lower average balance, partially offset by a slightly higher average yield.  Interest income on securities decreased from $1.6 million to $914,000 for the comparable nine month periods due to a lower average balance and average yield.  Interest income on other interest-earning assets decreased due to a lower average yield, partially offset by a higher average balance.

Interest expense on deposits decreased by $1.9 million for the nine months ended June 30, 2009 compared to the same period in 2008 as a result of a lower average rate, partially offset by a higher average balance. The weighted-average rate on deposits decreased from 3.35% for the nine months ended June 30, 2008 to 2.07% for the comparable 2009 period, due to a higher percentage of interest and non-interest bearing checking and money market accounts as a result of increased marketing efforts.  The average balance on deposits increased from $234.7 million for the nine months ended June 30, 2008 to $261.5 million for the nine months ended June 30, 2009.  Interest expense on FHLB advances decreased due to a lower average rate, partially offset by a higher average balance.

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

LIBERTY BANCORP, INC.

	Nine Months Ended June 30,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$287,355	$13,410	6.22%	$244,522	$13,231	7.21%
Mortgage-backed securities	12,591	402	4.25	17,558	551	4.18
Securities	29,773	914	4.09	45,158	1,573	4.64
Other interest-earning assets	6,623	5	0.11	5,484	127	3.09
Total interest-earning assets	336,342	14,731	5.84	312,722	15,482	6.60

Interest-bearing liabilities:
Deposits	261,476	4,049	2.07	234,667	5,901	3.35
FHLB advances	62,933	1,118	2.37	53,464	1,499	3.74
Securities sold under agreement
to repurchase	558	21	4.90	1,583	48	4.04
Total interest-bearing liabilities	$324,967	5,188	2.13	$289,714	7,448	3.43

Net interest income before
provision for loan losses		$9,543			$8,034

Interest rate spread			3.71%			3.17%

Net interest-earning assets	$11,375			$23,008

Net yield on average
interest-earning assets			3.78%			3.43%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	103.50%			107.94

Provision for Loan Losses

The provision for loan losses is based upon management’s consideration of current economic conditions, the loan portfolio composition and historical loss experience, adjusted for qualitative factors, used to estimate probable losses as well as the level of non-performing loans.   Each month, management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. The loan review process is subjective and relies on various assumptions,  therefore actual results may differ from current estimates. The Company and Bank are subject to periodic examination by regulatory agencies, which may require us to record increases in the allowances based on their evaluation.

The provision for loan losses was $791,000 and $1.6 million for the nine months ended June 30, 2009 and 2008, respectively.  For the nine months ended June 30, 2009, the current provision of $791,000 was primarily due to loan charge-offs, and to a lesser extent, an increase in loans receivable, partially offset by a decrease in classified loans. Charge-offs were primarily attributable to construction, land development and 1-4 family lending.  The allowance for loan losses as a percentage of total gross loans decreased to .90% as of June 30, 2009 as compared to .94% at September 30, 2008 due to the foreclosure of certain properties.

LIBERTY BANCORP, INC.

Noninterest income

	Nine Months Ended
	June 30,
	2009	2008	% Change
Loan service charges	$69,046	53,282	29.6%
Gain on sale of loans	261,713	239,674	9.2
Gain on sale of securities	54,293	45,597	19.1
Gain on sale of MBSs	51,620	-	NM
OTTI loss	(113,126)	-	NM
Change in cash surrender value of BOLI	328,387	327,211	0.4
Deposit account service charges	933,368	865,268	7.9
	$1,585,301	1,531,032	3.5

NM -  Not meaningful.

Noninterest income increased for 2009 due primarily to an increase in gains on sale of MBSs, securities and loans and an increase in deposit account service charges, partially offset by an OTTI loss on one equity security.

During the nine months ended June 30, 2009 and 2008, we originated loans for sale to secondary market investors of $27.8 million and $19.2 million, respectively.  We have hired three additional mortgage loan officers this year in an effort to increase our market share.  The level of gains on sale of loans in the immediate future will be dependent on interest rates and economic conditions.

Noninterest Expense

	Nine Months Ended
	June 30,
	2009	2008	% Change
Compensation and benefits	$3,836,001	3,340,846	14.8%
Occupancy expense	664,782	496,799	33.8
Equipment and data processing expense	918,962	701,647	31.0
Operations from foreclosed real estate, net	853,590	173,717	391.4
FDIC premium expense	416,000	91,795	353.2
Professional and regulatory services	398,474	295,526	34.8
Advertising	221,198	180,309	22.7
Correspondent banking charges	95,181	202,824	(53.1)
Supplies	142,372	96,292	47.9
Amortization of core deposit intangible	138,667	-	NM
Other	648,396	593,834	9.2
	$8,333,623	6,173,589	35.0

Noninterest expense increased from $6.2 million for the nine months ended June 30, 2008 to $8.3 million for the comparable period in 2009.  Compensation and benefits expense increased primarily due to higher salary levels and health insurance expense, and an increase in deferred loan origination costs, partially offset by lower ESOP expense and stock option expense.  ESOP expense is calculated based on the monthly stock price which on average was lower for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008.  Stock option expense decreased since certain options became fully vested.  Occupancy expense increased due primarily to higher building depreciation expense, higher real estate and personal property tax expense due to new branch offices and higher utility expense. Equipment and data processing expense increased due primarily to service agreement expense, repairs and internet bill pay expense.  FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits, the acquisition and the special assessment of $168,000.  The FDIC may impose additional special assessments, if warranted.  Expenses from operations from foreclosed real estate, net increased due primarily to higher losses on sale of foreclosed real estate and higher maintenance expenses, partially offset by rental income.  Losses on foreclosed real estate were $708,000 for the nine months ended June 30, 2009 as compared to $136,000 for the nine months ended June 30, 2008 as a result of adverse economic conditions which caused real estate values to decrease.  Professional and regulatory services increased due primarily to higher accounting and legal expenses.  Legal expense has increased due to costs associated with nonperforming loans.  Advertising expense increased due to an increase in radio and television costs and mortgage lending marketing costs. Correspondent banking expense decreased due to performing certain check processing and statement rendering service operations in-house which reduced outside vendor expense. Supplies expense increased due to the addition of new branches and the acquisition.  Amortization of core deposit intangible expense was related to the acquisition. Other expenses increased due primarily to an increase in telephone and data line expense, non-origination loan expense, retail banking and mortgage lending expense, and retail operations expense, partially offset primarily by lower mortgage lending website expense, travel and miscellaneous expense.

LIBERTY BANCORP, INC.

Income Taxes

Income taxes increased by $93,000 for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  The effective tax rate for the nine months ended June 30, 2009 was 27.6% compared to 26.0% for the nine months ended June 30, 2008.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.  See the Company's Form 10-K for the year ended September 30, 2008 filed with the Securities and Exchange Commission on December 29, 2008 for discussion of interest rate risk at September 30, 2008.

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

Item 1A – Risk Factors

Not required for smaller reporting companies.  See the Company’s Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 29, 2008 for discussion of risk factors at September 30, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number	Average Price	Total Number of	Maximum Number
	of Shares	Paid per	Shares (or Units)	(or Approximate
	(or Units)	Share	Purchased as	Dollar Value) of
	Purchased	(or unit)	Part of Publicly	Shares (or Units)
			Announced Plans	That May Yet Be
			or Programs	Purchased Under the
Period				Plans or Programs (1)

April 1, 2009
through April 30, 2009	-	$-	-	90,335

May 1, 2009
through May 31, 2009	90,335	$7.45	90,335	365,537

June 1, 2009
through June 30, 2009	33,500	$7.12	33,500	332,037

Total	123,835	$7.36	123,835

(1)
On May 21, 2009 a fourth stock repurchase program was approved to acquire up to 365,537, or 10%, of the Company’s outstanding stock.  The first three repurchase plans have been completed.  Repurchased shares are held in treasury.

Item 3 - Defaults upon Senior Securities

Not applicable.

LIBERTY BANCORP, INC.

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

LIBERTY BANCORP, INC.
(Registrant)

DATE: August 14, 2009	BY:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)