Form 10-K
period 2009-09-30
LIBERTY BANCORP INC
filed 2009-12-22
CIK 1353268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $16,827,404, based upon the closing price ($6.78 per share) of the registrant’s common stock as quoted on the NASDAQ Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2009).

The number of shares outstanding of the registrant’s common stock as of December 18, 2009 was 3,614,568.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

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

On November 7, 2008, the Company acquired KLT Bancshares, Inc., the parent company of Farley State Bank, a Missouri bank headquartered in Parkville, Missouri.  Pursuant to the acquisition, the Company acquired substantially all of the banking operations, assets and deposits, including banking offices located in Parkville and Platte City Missouri, of Farley State Bank for $4.5 million in cash consideration to KLT Bancshares, Inc. shareholders.

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

Market Area

The Bank’s home office is located in the city of Liberty, Missouri, which is in Clay County, Missouri.  In addition to our main office, BankLiberty operates nine full-service branch offices in the Kansas City, Missouri metropolitan area.  We operate primarily in the northern portion of the Kansas City metropolitan area, which is experiencing relatively weak population and economic growth similar to that of the overall national economy.  Our offices are located in four different counties, including three branches each in Clay, Platte and Jackson Counties and a single branch in Clinton County.  All of the counties are included in the Kansas City metropolitan area.

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

Competition

We face significant competition for the attraction of deposits and origination of loans.  At June 30, 2009, the most recent date for which data is available from the FDIC, we held approximately 4.94%, 11.88%, 0.2% and 6.37% of the deposits in Clay, Clinton, Jackson and Platte Counties, respectively.   BankLiberty was the 6th largest market share out of 32 financial institutions with offices in Clay County, the 4th largest market share out of eight financial institutions with offices in Clinton County, the 30th largest market share out of 49 financial institutions with offices in Jackson County and the 6th largest market share out of 21 financial institutions with offices in Platte County.  In addition, large national or regional bank holding companies operate in our market area.  These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Construction Lending.  At September 30, 2009, our loan portfolio included $69.2 million in loans secured by properties under construction, with such loans representing 22.1% of our total loan portfolio at that date.  Our construction lending has traditionally involved single-family residential lending to builders where the residences being built have not been sold prior to commencement of construction, known as “spec” construction lending, and to custom homebuilders.  In 2009, we decreased our single-family, spec construction loans and development loans due to current market conditions.

Our construction loans are secured by the following types of real estate:

	At September 30,
	2009	2008
	(In thousands)

Single-family, spec	$9,055	$13,247
Single-family, custom built	6,765	6,346
Multi-family, 5 or more units	2,610	821
Development	13,620	36,670
Commercial	37,123	33,398
Total	$69,173	$90,482

We originate spec loans only to builders with experience building and selling spec single-family residences.  Our spec residential mortgage construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months.  Spec loans generally can be made with a maximum loan-to-value ratio of 85% of the appraised value or 100% of the cost of the project, whichever is less.  Interest rates on residential construction loans are set at the prime rate plus a margin, and adjust with changes in the prime rate.  We also generally charge a fee for residential construction loans.  At September 30, 2009, loans for the construction of spec sale homes totaled $9.1 million, or 2.9% of our total loan portfolio and 13.1% of our portfolio of construction loans.  At September 30, 2009, the largest spec loan was for $614,000.  This loan was performing according to its terms at September 30, 2009. At September 30, 2009, our largest outstanding indebtedness to a single builder for spec loans totaled $3.0 million.  All loans to this builder were performing in accordance with their terms at September 30, 2009.

We also originate construction loans for customers to have their personal residences custom-built.  We do not approve loans to customers acting as their own builder for their residences.  A custom-build project loan requires the use of an approved qualified general contractor experienced in home building and written approval for permanent financing.  Custom-build project loans can be made with a maximum loan-to-value ratio of 85%.  At September 30, 2009, the largest outstanding custom-build project loan was $2.0 million.  This loan was 15 days past due at September 30, 2009 and current at November 30, 2009.

We also make loans for the construction of non single-family residential properties, including loans for the construction of multi-family residential properties such as condominiums and planned multi-family communities. We generally do not make nonresidential construction loans in amounts that exceed a loan-to-value ratio of 85% where the value is determined by the fully improved or completed project’s current appraised market value.  These loans generally have an interest-only phase during construction, which is usually 12 to 24 months, and then convert to permanent financing.  Disbursements of funds are at the sole discretion of the Bank and are based on the progress of construction.  Interest rates and fees on nonresidential construction projects are negotiated, but such loans generally carry adjustable rates of prime, plus a margin.

As part of our nonresidential lending program, we offer loans to selected developers to acquire land and develop residential lots or commercial properties.  At September 30, 2009, such loans amounted to $13.6 million, or 4.4% of our total loan portfolio.  We make the loans with terms from 12 to 24 months, depending on the size of the project, at interest rates equal to the prime rate plus a negotiated margin of between 0.0% and 1.0% and that adjust daily with changes in the prime rate. We generally originate these loans at a loan-to-value ratio of the lesser of 75% of the appraised value of the security property or 100% of the cost.  Loans generally are structured so that the loan will be completely repaid after the developer has sold 75% of the lots being developed.

We require that development loans be reviewed by independent architects or engineers.  Disbursements during the construction phase are based on monthly on-site inspections and approved certifications.  We generally commit to provide the permanent financing on residential projects and usually require some minimum presale commitments.  In the case of construction loans on commercial projects where we will provide the permanent financing, we usually require firm lease commitments on some portion of the property under construction from qualified tenants for a period covering the duration of the loan and usually also require rent assignments in an amount sufficient to satisfy debt service requirements. At September 30, 2009, our largest development loan amounted to $8.4 million loan for commercial real estate.  This loan was originated in May 2007.  At September 30, 2009, this loan was performing in accordance with its terms and conditions.

For the fiscal year ended September 30, 2009, we originated $23.5 million in construction loans.  A substantial amount of our construction loans, except loans to homebuilders, are structured to convert to permanent loans upon completion of construction, and typically have an initial construction loan term of 12 to 18 months prior to converting to a permanent loan.  Loan proceeds are disbursed during the construction phase according to a draw schedule based on the actual work completed.  Construction projects are inspected by our officers and, if warranted by the complexity of the project, an independent contractor.  Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios are based on each project’s appraised value.

Single-Family Residential Real Estate Lending.  Historically, our primary lending activity was the origination of conventional mortgage loans on single-family residential dwellings.  However, in recent years, we have emphasized the origination of real estate construction and commercial real estate loans.   As of September 30, 2009, loans on single-family one- to four-unit, residential properties accounted for $54.6 million, or 17.4%, of our loan portfolio.

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

Multi-Family and Commercial Real Estate Lending.  We offer fixed-rate and adjustable-rate mortgage loans secured by income-producing multi-family and commercial real estate.  Our multi-family and commercial real estate loans generally are secured by improved property such as office buildings, retail centers, apartment buildings and churches which are located in our primary market area.  At September 30, 2009, loans secured by multi-family properties, i.e., more than four units, amounted to $29.2 million, or 9.3% of our loan portfolio, and commercial (non-residential) real estate loans amounted to $122.6 million, or 39.2% of our loan portfolio.  In the aggregate, multi-family and commercial real estate lending totaled approximately $151.8 million, or 48.5%, of our total loan portfolio at that date.

Multi-family and commercial real estate loans generally amortize over a period of from 15 to 25 years but usually mature in either three or five years.  Multi-family and commercial real estate loans generally are made in amounts not exceeding 85% of the lesser of the appraised value or the purchase price of the property.  While we offer adjustable-rate multi-family real estate loans and commercial real estate loans, most such loans have a fixed interest rate indexed to the three- or five-year treasury bill rate plus a margin.  At September 30, 2009, our largest commercial real estate loan had an outstanding balance of $10.0 million, was secured by several retail buildings and was performing in accordance with its terms. At September 30, 2009, our largest multi-family real estate loan secured by a 210-unit apartment complex had an outstanding balance of $5.0 million, and was performing in accordance with its terms.

Consumer Lending.  We have a consumer-lending program that primarily targets existing customers.  The program emphasizes our commitment to community-based lending and is designed to meet the needs of consumers in our primary market area.  Our consumer loans consist primarily of home equity loans and lines of credit, and, to a much lesser extent, automobile loans, loans secured by deposit accounts and other miscellaneous consumer loans.  As of September 30, 2009, consumer loans constituted approximately $15.0 million, or 4.8%, of our total loan portfolio.

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

We generally offer home equity loans and home equity lines of credit with a maximum combined loan-to-value ratio of 90%, provided that loans in excess of 85% carry higher interest rates and are subject to stricter underwriting requirements.  Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal.  A home equity line of credit may be drawn down by the borrower for an initial period of 10 years from the date of the loan agreement.  During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only interest.  At September 30, 2009, home equity loans and lines of credit totaled $12.8 million, or 4.1% of our loan portfolio.

The Bank makes loans secured by deposit accounts in amounts that may not exceed the account balance plus accrued interest at the due date.  The interest rate is usually set at 2% above the rate being paid on the collateral deposit account with the account pledged as collateral to secure the loan.  At September 30, 2009, loans secured by deposit accounts totaled $317,000, or .1% of our loan portfolio.

Our automobile loans are generally underwritten in amounts up to 90% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association.  The terms of most such loans do not exceed 60 months.  We require that the vehicles be insured and that we be listed as mortgagee on the insurance policy.  At September 30, 2009, automobile loans totaled $999,000, or .3% of our loan portfolio.

Commercial Lending.   We originate commercial business loans to small businesses in our market area.  At September 30, 2009, commercial business loans totaled $22.5 million, or 7.2% of our total loan portfolio.  We extend commercial business loans on a secured basis that generally are secured by inventory, business equipment, marketable securities and/or bonds and cash surrender value life insurance.  We originate both fixed- and adjustable-rate commercial loans with terms generally up to five years based on the purpose of the loan.  Interest rates on adjustable-rate commercial loans are usually based on the prime rate as published in The Wall Street Journal, plus a margin, and adjust as the prime rate changes.  We also originate lines of credit to finance short-term working capital needs, with repayment from asset conversion in the normal course of business.  Closed end credit lines are also provided for planned equipment purchases or other finite purposes.

When providing commercial business loans, we consider the borrower’s financial condition, the payment history on corporate and personal debt, debt service capabilities and actual and projected cash flows.  In addition, the borrower’s inherent industry risks and the collateral value are analyzed.  At September 30, 2009, our largest commercial business loan was a $3.5 million loan secured by car hauling equipment.  At September 30, 2009, this loan was performing in accordance with its terms, however it is classified as Special Mention due to adverse industry conditions.

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

We sell in the secondary market substantially all fixed-rate single-family mortgage loans we originate that conform to Fannie Mae and Freddie Mac guidelines.  These loans are sold with servicing released.  We also sell participation interests in loans to local financial institutions, primarily on the portion of loans that exceed our borrowing limits.  We sold $8.8 million, $9.5 million and $4.6 million of participation interests in loans during the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

In fiscal 2009, we purchased participation interests, primarily in commercial real estate loans.  The aggregate outstanding balance of all such purchased loans totaled $11.0 million at September 30, 2009.  We perform our own underwriting analysis on each of our participation interests before purchasing such loans and therefore believe there is no greater risk of default on these obligations.  However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.  We are permitted to review all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower.  Additionally, we receive periodic updates on the loan from the lead lender.  We have not historically purchased any whole loans.  However, we would entertain doing so if a loan was presented to us that met our underwriting criteria and fit within our interest rate strategy.  We consider any servicing asset or liability associated with participation interest to be immaterial.

Loan Approval Procedures and Authority.  Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit history.  Where applicable, an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent fee appraiser approved by the Bank.  Our Board of Directors has the responsibility and authority for general supervision over our lending policies.  The Board has established written lending policies and has delegated to the Officers Loan Committee (the “OLC”) the authority to approve all loan proposals exceeding individual authorities up to a maximum relationship amount of $1,000,000.  The individual authority limits range from $3,000 to $500,000 based on experience, lending history and seniority.  The OLC consists of the Chief Executive Officer, the Chief Lending Officer, SVP Loan Administration (non-voting member) and all  loan officers.

The Board has further established a Directors Loan Committee (the “DLC”) including all Directors.  This committee has approval authority for all loan proposals in excess of the authority level given to the OLC and for all loans to directors and executive officers.  The DLC consists of all members of the Board of Directors.

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

Loans to One Borrower.  At September 30, 2009, the maximum amount that the Bank could have loaned to any one borrower under the 15%, 25% and 30% limits of risk-based capital was approximately $6.3 million, $10.4 million and $12.5 million, respectively.  At that date, our largest lending relationship totaled $17.3 million and consisted of loans secured by commercial real estate.  This relationship meets loans to one borrower regulations due to limited guarantor relationships and different repayment sources.  The loans were performing according to their original terms at September 30, 2009.  See “Regulation and Supervision—Lending Limits” for further discussion of loans to one borrower lending limits.

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

Investment Activities

Mortgage-Backed Securities. We invest in mortgage-backed securities primarily issued or guaranteed by the United States government or an agency thereof.  Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank.  Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Ginnie Mae, Freddie Mac and Fannie Mae.  Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with varying interest rates and maturities.  The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgages.  As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, are passed on to the certificate holder.  Historically, we have invested in adjustable-rate and short-term (five- to seven-year maturities) mortgage-backed securities to supplement local loan originations, as well as to reduce interest rate risk exposure, because mortgage-backed securities are more liquid than mortgage loans.  However, in recent years, we have purchased primarily five- to seven-year balloon issues and fixed-rate 15-year issues, and, to a lesser extent, collateralized mortgage obligations.  At September 30, 2009, our mortgage-backed securities totaled $9.0 million.

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

For information regarding the carrying values and market values and other information for our mortgage-backed securities and other securities, see notes 1 and  4 of the notes to consolidated financial statements included in this Form 10-K.

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

Deposits.  We attract principally from within our market area by offering a variety of deposit instruments, including accounts and certificates of deposit ranging in term from 91 days to 60 months, as well as NOW, passbook and money market deposit accounts.  Deposit account terms vary, principally on the basis of the minimum balance required the time periods the funds must remain on deposit and the interest rate.  We also offer individual retirement accounts.

Our policies are designed primarily to attract deposits from local residents.  We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis.  Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.  In order to increase our transaction accounts, we continuously evaluate these products and then develop new interest-bearing and noninterest-bearing checking accounts in order to appeal to varied customer needs.  Automated teller machine services are offered as an additional incentive to attract transaction accounts.  Also, we maintained advertising and marketing efforts in an attempt to attract such accounts.  Primary marketing costs included direct mail, radio, television, and newspaper.  Customers access our deposit services in person, through the internet, and by phone.  Typical services that are provided with demand deposit accounts include debit cards, online banking, and online bill pay.

We accept brokered deposits and at September 30, 2009, we had 28.7 million in brokered deposits.  Brokered deposits represent an alternative and immediate source of funds but generally bear a higher interest rate than local retail deposits.  Brokered deposits are highly susceptible to withdrawal if the rates we pay on such deposits are not competitive.

Borrowings.  Retail deposits historically have been the primary source of funds for our lending and investment activities and for our general business activities.  We also use advances from the Federal Home Loan Bank of Des Moines to supplement our supply of lendable funds and to meet deposit withdrawal requirements.  The Federal Home Loan Bank of Des Moines functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions.  As a member, the Bank is required to own capital stock in the Federal Home Loan Bank of Des Moines and is authorized to apply for advances on the security of such stock and certain of its mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Advances from the Federal Home Loan Bank of Des Moines are secured by our stock in the Federal Home Loan Bank of Des Moines, a portion of mortgage loans and certain securities.  Advances from the Federal Home Loan Bank of Des Moines totaled $69.1 million at September 30, 2009, with a weighted average interest rate of 2.21%, and had maturity dates which varied up to September 2014.

We also borrow funds pursuant to the Federal Home Loan Bank’s Community Investment Program, which funds are used to make loans to low and moderate income borrowers at rates established pursuant to the program.  Community Investment Program advances amounted to $5.9 million at September 30, 2009.  During the years ended September 30, 2009 and 2008, we borrowed $0 and $9.2 million, respectively, under the Community Investment Program.

In addition, we borrow funds pursuant to agreements to repurchase.  Securities sold under agreements to repurchase are customer funds that are invested overnight in mortgage-related securities.  These types of accounts are often referred to as sweep accounts and reprice daily.

Personnel

As of September 30, 2009, the Bank had 84 full-time and 27 part-time employees.  The employees are not represented by a collective bargaining group.  We consider our relations with our employees to be excellent.

Executive Officers

The executive officers of the Company are elected annually by the Board of Directors and serve at the Board’s discretion.  Unless otherwise stated, each executive officer has held his position for at least five years.  The ages presented are as of September 30, 2009.  The executive officers are:

Name	Age	Position

Brent M. Giles	42	President and Chief Executive Officer of the Company and the Bank
Marc J. Weishaar	48	Senior Vice President and Chief Financial Officer of the Company and the Bank
Mark E. Hecker	43	Senior Vice President and Chief Lending Officer of the Bank

Brent M. Giles has served as our President and Chief Executive Officer since September 2003.  He has also served as a director of our Company since 2003.  Prior to joining the Bank, from August 2001 to August 2003, Mr. Giles was President of Lawson Bank, Lawson, Missouri, a Missouri-based community bank.  From May 2000 to July 2001, Mr. Giles served as a financial services consultant with Rightworks Corporation, San Jose, California, and from April 1998 to May 2000, Mr. Giles served as Vice President of UMB Bank, Kansas City, Missouri.  From 1989 to April 1998, Mr. Giles was a financial institutions examiner with the Federal Deposit Insurance Corporation.

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

Subsidiaries

As of September 30, 2009, the Bank was the Company’s only subsidiary.  The Bank is wholly owned by the Company.

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

Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible for national banks, other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.  At September 30, 2009, the Bank had no such investments.

Adjusted total assets include a savings institution’s total assets as determined under generally accepted accounting principles, increased for certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest.  Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings institution’s investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.  At September 30, 2009, the Bank’s adjusted total assets for purposes of core and tangible capital requirements were $389.0 million.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided the amount of supplementary capital does not exceed the savings institution’s core capital.  Supplementary capital includes certain preferred stock issues, certain approved subordinated debt, specified other capital instruments, a portion of the savings institution’s general loss allowances and up to 45% of unrealized gains of equity securities.  Total core and supplementary capital are reduced by the amount on capital instruments held by other depository institutions pursuant to reciprocal arrangements and all equity investments.  At September 30, 2009, the Bank had no equity investments for which OTS regulations require a deduction from total capital.

The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight.  Under the OTS risk-weighting system, one- to four-family first mortgages with specified loan-to-value ratios that are not more than 90 days past due are assigned a risk weight of 50%.  Consumer, commercial and residential construction loans are assigned a risk weight of 100%.  Mortgage-backed securities issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC are assigned a 20% risk weight.  Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.  As of September 30, 2009, the Bank’s risk-weighted assets were approximately $328.8 million.

The table below provides information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2009.

	Amount	Percent of Assets (1)
	(Dollars in thousands)

Tangible capital	$38,166	9.8%
Tangible capital requirement	5,835	1.5
Excess	$32,331	8.3%

Tier 1/core capital	$38,166	9.8%
Tier 1/core capital requirement (2)	15,559	4.0
Excess	$22,607	5.8%

Tier 1/risk-based capital	$38,166	11.6%
Tier 1/risk-based capital requirement	13,151	4.0
Excess	$25,015	7.6%

Total risk-based capital	$41,685	12.7%
Total risk-based capital requirement	26,302	8.0
Excess	$15,383	4.7%

(1)	Based upon adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirements.
(2)	Reflects the capital requirement that we must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

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

At September 30, 2009, the Bank exceeded all regulatory minimum capital requirements.

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

At September 30, 2009, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL Test.

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

During the year ended 2009, the Bank paid a $660,000 cash dividend to Liberty Bancorp, Inc.

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

OTS Assessments.  Savings institutions are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations.  The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio.  The Office of Thrift Supervision assessments paid by the Bank for the fiscal year ended September 30, 2009 totaled $98,000.

Insurance of Deposit Accounts.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments.  For 2008, assessments ranged from five to forty-three basis points of assessable deposits.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC adopted further refinements to its risk-based assessment that were effective April 1, 2009 and effectively make the range 7 to 771/2 basis points.

In order to replenish the Deposit Insurance Fund, the FDIC imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at 10 basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  The Bank’s special assessment amounted to $173,000 and was charged to operations during 2009.

On December 30, 2009 the FDIC will require that insured institutions prepay estimated deposit insurance assessments for the fourth quarter of 2009 and 2010 through 2012 instead of imposing additional special assessments.  The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be temporarily guaranteed by the FDIC.  The Bank made the business decision to participate in the unlimited noninterest-bearing transaction account coverage and the Banks and the Company opted to not participate in the unsecured debt guarantee program.

The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the four quarters ended September 30, 2009 averaged 1.06 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks.  Management cannot predict what insurance assessment rates will be in the future.  However, the recent failure of FDIC-insured institutions may increase the likelihood that insurance assessments will increase in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Agency (“FHFA”).  The Federal Home Loan Banks provide a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Des Moines, the Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Des Moines.  The Bank was in compliance with this requirement with investment in Federal Home Loan Bank of Des Moines stock at September 30, 2009 of $3.9 million.  The Federal Home Loan Bank of Des Moines serves as a reserve or central bank for its member institutions within its assigned district.  It offers advances to members in accordance with policies and procedures established by the FHFA and the Board of Directors of the Federal Home Loan Bank of Des Moines.  Long-term advances may be used for the purpose of funding loans to residential housing finance, small businesses, small farms and small agri-businesses.  At September 30, 2009, the Bank had $69.1 million in advances outstanding from the Federal Home Loan Bank of Des Moines.  See “Business―Deposit Activity and Other Sources of Funds―Borrowings.”

Federal Reserve System.  Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts.  In 2009, the Bank must maintain reserves equal to 3% on transaction accounts of over $10.3 million up to $44.4 million, plus 10% on the remainder.  These requirements are subject to adjustment annually by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a noninterest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  As of September 30, 2009, the Bank met its reserve requirements applicable at that time.

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

Regulation of the Holding Company

General.  Liberty Bancorp is a nondiversified unitary savings and loan holding company.  Under prior law, a unitary savings and loan holding company was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender.  See “—Qualified Thrift Lender Test.”  The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below.  Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities.  The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test.  Liberty Bancorp does not qualify for the grandfathering.  Liberty Bancorp is therefore limited to activities permissible for financial holding companies under the Bank Holding Company Act of 1956 and activities permitted for multiple holding companies.  These include activities that are financial in nature but exclude commercial activities.  Upon any non-supervisory acquisition by Liberty Bancorp of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, Liberty Bancorp would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS  regulation.  However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:  (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions.  The Bank must notify the OTS 30 days before declaring any dividend to Liberty Bancorp.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of the Company.  Under the Federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of Liberty Bancorp’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of Liberty Bancorp.  Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

At September 30, 2009, we had $69.2 million in real estate construction loans, $122.6 million in commercial real estate loans, $29.2 million in multi-family loans and $22.5 million in commercial business loans, which represented 22.1%, 39.2%, 9.3% and 7.2%, respectively, of our total loan portfolio.  Moreover, we intend to maintain our emphasis on commercial real estate, multi-family, commercial and multi-family real estate construction and commercial business lending.  These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  Nonperforming assets totaled $5.5 million, or 1.41% of total assets, at September 30, 2009, which was a decrease of $7.6 million, or 58.02%, from $13.1 million, or 3.91% of total assets, at September 30, 2008.  Nonperforming assets at September 30, 2009 consisted of $67,000 in nonaccrual loans, $2.6 million in impaired loans and $2.8 million in foreclosed real estate.  At September 30, 2009, nonaccrual loans consisted of $40,000 one to four family loans and consumer loans totaling $27,000. Impaired loans consisted of seven single-family loans.

At September 30, 2009, we had no loans which were not currently classified as nonaccrual, 90 days past due, restructured or impaired but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due, restructured or impaired.

Our loan portfolio has significant concentrations among a small number of borrowers; as a result, we could be adversely affected by difficulties experienced by a small number of borrowers.

As a result of large loan concentrations among a relatively small number of borrowers, we could incur significant losses if a small number of our borrowers are unable to repay their loans to us.  At September 30, 2009, we had 41 borrowers with aggregate loan balances exceeding 5% of our consolidated stockholders’ equity at that date.  Loans to these borrowers aggregated $222.2 million, which represented 70.97% of our total loan portfolio at that date.  These loans primarily are residential real estate development, residential real estate construction or commercial real estate loans.  Aggregate loan balances to these customers ranged from $2.2 million to $17.3 million for our largest borrower.  While we seek to control our risk and minimize losses on these large loan concentrations, if one or more of our large borrowers were to default on their loans we could incur significant losses.

Severe, adverse and precipitous economic and market conditions have adversely affected us and our industry.

The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and with further deterioration, in significant asset writedowns by many financial institutions. Reduced availability of commercial credit and increasing unemployment further contribute to deteriorating credit performance of commercial and consumer credit, resulting in additional writedowns. Financial market and economic instability have caused financial institutions to severely restrict their lending to customers and each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, financial condition, results of operations and stock price.

A continued downturn in the local economy or a further decline in real estate values could hurt our profits.

Nearly all of our real estate loans are secured by real estate in the Kansas City metropolitan area.  In addition, through our portfolio of real estate construction loans, which includes loans to acquire land for development of residential property and loans to builders for the construction of residences, we have significant exposure to the residential construction market in the Kansas City metropolitan area.  As a result, a continued downturn in the local economy, and, particularly, a continued downturn in the residential construction industry, could cause significant increases in non-performing loans, which would adversely affect our profits.  Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively affect our profits.  A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  For a discussion of our market area, see “Item 1. Business – Market Area.”

Future FDIC assessments will hurt our earnings.

In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009, and was collected on September 30, 2009.  This special assessment of $173,000 was paid on September 30, 2009 and is included in the FDIC premium expense of $550,000 for the year ended September 2009.  The Company will be required by the FDIC to prepay their deposit insurance for the next three years on December 30, 2009 as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures.  This will be shown on the Company’s balance sheet as a prepaid asset and amortized over the next three years.  We estimate that the prepayment fee will be approximately $1.47 million and our FDIC premium expense will total $375,000 for the year ended 2010.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company's earnings.

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

Proposed regulatory reform may have a material impact on our operations.

On June 17, 2009, President Obama published a comprehensive regulatory reform plan intended to modernize and protect the integrity of the United States financial system.  The President’s plan contains several elements that would have a direct effect on the Company and the Bank.  Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company.  Although the reform plan does not specify how existing federal thrifts, such as the Bank, would be treated, we expect that if the federal thrift charter is eliminated the Bank, could become a national bank or adopt a state charter.  Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation.  For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies.  Further, a change in the bank regulatory structure could result in a change in the way that mutual holding companies are regulated.  The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations.  However, because the legislation needed to implement the President’s reform plan has not been finalized, and because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of regulatory reform at this time.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2009, all of which it owns.
	Year Opened	Square Footage	Date of Lease Expiration	Owned/ Leased	Deposits as of September 30, 2009		Net Book Value as of September 30, 2009
					(In thousands)
Main Office:

16 West Franklin Liberty, Missouri	1955	6,000	N/A	Owned	$94,025	(1)	$699

Branch Offices:

Hwy. 92 & Bello Mondo Drive Platte City, Missouri	1973	1,500	N/A	Owned	24,677		561

1206 West Clay Plattsburg, Missouri	1974	1,650	N/A	Owned	25,861		66

9200 N.E. Barry Road Kansas City, Missouri	2001	6,160	N/A	Owned	42,484		2,682

4315 S. Noland Road Independence, Missouri	2005	3,000	N/A	Owned	31,420		1,207

8740 N. Ambassador Drive Kansas City, Missouri	2006	5,000	11/30/2021	Leased (2)	18,203		1,118

6410 N. Prospect Gladstone, Missouri	2007	4,000	N/A	Owned	12,513		2,224

6309 NW 9 Highway Parkville, Missouri	2008	3,850	N/A	Owned	14,069		1,673

1157 Burlington Street North Kansas City, Missouri	2009	2,520	N/A	Owned	1,401		1,269

91 Main Street Farley, Missouri	2008	3,862	N/A	Owned	11,550		711

420 Branch Street Platte City, Missouri	N/A	2,086	N/A	Owned	—	(3)	493

					$276,203		$12,703

(1)  Includes $28.7 million in brokered deposits serviced at the Bank’s main office.
(2)  The lease is on the land only.  The branch building is owned by the Bank.
(3)  Branch facility was acquired from KLT Bancshares, Inc. and subsequently closed due to existing branch facility operations located in Platte City, Missouri.

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

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock and Related Stockholder Matters

The common stock of Liberty Bancorp, Incis traded on the NASDAQ Capital Market under the symbol “LBCP.”  As of September 30, 2009, the Company had approximately 374 stockholders of record (excluding the number of persons or entities holding stock in “street” name accounts through various brokerage firms), and 4,761,712 shares issued and 3,621,875 shares outstanding.

The following table sets forth the high and low sales prices for the common stock and dividends per share for the fiscal years ended September 30, 2009 and 2008, as reported by NASDAQ. The prices do not necessarily reflect inter-dealer prices without retail markup, markdown or commissions and may not reflect actual transmissions.

	High	Low	Dividend Paid Per Share
Year Ended September 30, 2009
Fourth quarter	$8.350	$6.750	$0.025
Third quarter	7.900	6.460	0.025
Second quarter	7.960	5.800	0.025
First quarter	9.000	7.440	0.025

Year Ended September 30, 2008
Fourth quarter	$9.300	$7.500	$0.025
Third quarter	10.395	9.010	0.025
Second quarter	10.650	10.000	0.025
First quarter	10.790	10.100	0.025

Liberty Bancorp is subject to Missouri law, which generally permits Liberty Bancorp to pay dividends on its common stock as long as no dividend is declared or paid at a time when the net assets of the corporation are less than its stated capital or when the payment of such dividends would reduce the net assets of the corporation below its stated capital.  Dividend payments by the Company depend primarily on dividends received by the Company from the Bank. See note 14 to the notes to the consolidated financial statements for information regarding the dividend restrictions applicable to the Company and the Bank.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s stock during the quarter ended September 30, 2009.  At September 30, 2009, 332,037 shares of common stock may still be purchased under the current plan.

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

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of building depreciation charges, maintenance, personal property and real estate taxes and land lease expense. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years.

Equipment and data processing expenses primarily include fees paid to our third party data processing service, equipment depreciation charges, repairs and service agreement expenses.

Advertising expenses include expenses for print, radio and television advertisements, promotions, third-party marketing services and premium items.

Federal deposit insurance premiums are primarily payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include correspondent banking charges, operations from foreclosed real estate, professional and regulatory services, the amortization expense of core deposit intangible, expenses for supplies, telephone and postage, contributions and donations, insurance and surety bond premiums, stock administration expense and other fees and expenses.

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

Securities Impairment.  We periodically perform analyses to determine whether there has been an other-than-temporary decline in the value of one or more of our securities.  Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive earnings or loss in stockholder's equity.  We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.  If such decline is deemed other-than-temporary, we would adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations.  The market values of our securities are affected by changes in interest rates and other factors, such as market liquidity.  See Notes 1 and 4 to Consolidated Financial Statements for further discussion regarding securities impairment.

Allowance for Loan Losses. Valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. We consider a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, non-accrual single-family loans and troubled debt restructurings. Such loans are generally placed on non-accrual status at the point deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses. See note 5 of the notes to consolidated financial statements for information regarding impaired loans at September 30, 2009 and 2008.

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

Operating Strategy

Our mission is to operate and further expand a profitable and diversified community banking franchise. We plan to achieve this by executing our strategy of:

•	If acceptable economic conditions exist, expanding through de novo branching in the Kansas City metropolitan area; and

•	continuing to transform our balance sheet to emphasize assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.

Expansion Through De Novo Branching. In 2004, the Board of Directors, with the assistance of our Chief Executive Officer hired in September 2003, determined to pursue a strategic plan to enhance long-term shareholder value through franchise growth. The strategic plan calls for expansion through de novo branching in the Kansas City metropolitan area to enable us to take advantage of the opportunities afforded by recent and forecasted economic growth in that market. We believe that the increased asset size to be achieved through the planned expansion will enable us to leverage better efficiencies and technology but still attract customers based on personal service and relationships. Our first new branch was opened in Independence, Missouri in May 2005, a second new branch was opened in Kansas City, Missouri in January 2006, a third new branch was opened in Gladstone, Missouri in September 2007 and a fourth new branch office was opened in North Kansas City in January, 2009.  Due to adverse economic conditions, no additional branch offices are currently planned.

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

Our commercial real estate loans have increased from $16.2 million, or 12.18% of total loans, at September 30, 2001 to $122.6 million, or 39.17% of total loans, at September 30, 2009. In addition, commercial business loans have increased from $2.7 million, or 2.04% of total loans, at September 30, 2001 to $22.5 million, or 7.18% of total loans, at September 30, 2009, and multi-family real estate loans have increased from $3.4 million, or 2.56% of total loans, at September 30, 2001 to $29.2 million, or 9.32% of total loans, at September 30, 2009. The percentage of our total loan portfolio comprised of residential mortgage loans has increased in the last year, amounting to 20.71%, 18.48%, 15.64%, 14.62% and 17.44% at September 30, 2005, 2006, 2007, 2008 and 2009, respectively.

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

At September 30, 2009, construction loans totaled $69.2 million and represented 22.09% of total loans, compared to $90.5 million, or 32.47% of total loans, at September 30, 2008.  The size of our real estate construction loan portfolio has decreased $21.3 million over this period due primarily adverse market conditions.  Commercial real estate construction loans increased by $3.7 million, or 11.15%, from $33.4 million at September 30, 2008 to $37.1 million at September 30, 2009.  Development loans decreased by $23.1 million, or 62.86%, from $36.7 million at September 30, 2008 to $13.6 million at September 30, 2009.  Single-family spec loans decreased by $4.1 million, or 31.64%, from $13.2 million at September 30, 2008 to $9.1 million at September 30, 2009. Single-family custom construction loans increased by $419,000, or 6.6%, from $6.3 million at September 30, 2008 to $6.8 million at September 30, 2009.

Single-family residential loans totaled $54.6 million and represented 17.44% of total loans at September 30, 2009, compared to $40.7 million, or 14.62% of total loans, at September 30, 2008. Generally, the Bank has pursued the strategy of selling substantially all new, fixed-rate residential loans we originate because of the relatively low yields that have been attainable on residential loans over the last several years and to decrease the interest rate risk resulting from the retention of longer term fixed-rate loans.

Commercial real estate loans increased by $20.3 million, or 19.80%, to $122.6 million and represented 39.17% of total loans at September 30, 2009, compared to $102.3 million, or 36.73% of total loans, at September 30, 2008. These increases were due to our strategic decision to emphasize lending on income producing property projects.  Currently, the Bank offers a variety of commercial real estate products to owner occupants and investors. Our primary commercial real estate lending focus areas are retail, office and industrial uses.

Multi-family loans totaled $29.2 million and represented 9.32% of total loans at September 30, 2009, compared to $17.4 million, or 6.23% of total loans, at September 30, 2008.

We also originate a variety of consumer loans and home equity loans, as well as loans secured by deposit accounts, automobile loans and other miscellaneous loans. Consumer loans totaled $15.0 million and represented 4.80% of total loans at September 30, 2009, compared to $9.9 million, or 3.56% of total loans, at September 30, 2008. The increase in consumer loans was due primarily to an increase in home equity loans.

Commercial business loans increased to $22.5 million or 7.18% of total loans at September 30, 2009 from $17.8 million, or 6.39% of total loans at September 30, 2008.

Set forth below is selected data relating to the composition of our loan portfolio at the dates indicated.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Real estate loans:
Single-family, 1-4 units	$54,601	17.44%	$40,727	14.62%	$41,749	15.64%	$42,623	18.48%	$39,435	20.71%
Multi-family, 5 or more units	29,195	9.32	17,368	6.23	12,198	4.57	10,416	4.52	15,603	8.20
Real estate construction loans	69,173	22.09	90,482	32.47	125,797	47.12	99,759	43.25	79,979	42.01
Commercial real estate loans	122,628	39.17	102,364	36.73	57,241	21.44	53,360	23.13	37,568	19.74
Total real estate loans	275,597	88.02	250,941	90.05	236,985	88.77	206,158	89.38	172,585	90.66
Consumer loans:
Loans secured by deposit accounts	317	.10	142	0.05	228	0.09	211	0.09	128	0.07
Automobile loans	999	.32	446	0.16	477	0.18	608	0.26	867	0.46
Home equity loans	12,796	4.09	8,722	3.13	10,713	4.01	11,662	5.06	10,266	5.39
Other	911	.29	610	0.22	620	0.23	738	0.32	1,129	0.59
Total consumer loans	15,023	4.80	9,920	3.56	12,038	4.51	13,219	5.73	12,390	6.51
Commercial business loans	22,472	7.18	17,805	6.39	17,951	6.72	11,270	4.89	5,397	2.83
Total gross loans	313,092	100.00%	278,666	100.00%	266,974	100.00%	230,647	100.00%	190,372	100.00%
Loans in process	(7,032)		(19,028)		(31,316)		(27,962)		(24,444)
Deferred loan fees, net	(264)		(279)		(339)		(314)		(316)
Unearned discounts, net	(13)		(13)		—		(5)		(7)
Allowance for loan losses	(3,537)		(2,633)		(3,011)		(2,144)		(1,762)
Total	$302,246		$256,713		$232,308		$200,222		$163,843

The following table sets forth certain information at September 30, 2009, regarding the dollar amount of loan principal repayments coming due during the years indicated. The table below does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due during the Year Ended September 30,			Due After 3 through 5 years after	Due After 5 through 10 years after	Due After 10 through 15 years after	Due After 15 years after
	2010	2011	2012	9/30/09	9/30/09	9/30/09	9/30/09	Total
	(Dollars in thousands)

Single-family mortgage loans	$1,491	$1,580	$1,666	$3,654	$11,212	$14,977	$20,021	$54,601
Multi-family mortgage loans	798	845	891	1,953	5,995	8,009	10,705	29,196
Real estate construction loans	54,969	14,204	—	—	—	—	—	69,173
Commercial real estate loans	3,131	3,338	3,536	7,831	24,543	33,765	46,484	122,628
Loans secured by deposit accounts	317	—	—	—	—	—	—	317
Other consumer loans	3,295	3,537	3,796	4,077	—	—	—	14,705
Commercial business loans	3,914	4,185	4,473	9,900	—	—	—	22,472
Total gross loans	$67,915	$27,689	$14,362	$27,415	$41,750	$56,751	$77,210	$313,092

The following table sets forth the dollar amount of all loans at September 30, 2009, that are due after September 30, 2010 which have either fixed interest rates or adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(Dollars in thousands)

Single-family mortgage loans	$33,870	$19,240	$53,110
Multi-family mortgage loans	25,000	3,398	28,398
Real estate construction loans	3,923	10,281	14,204
Commercial real estate loans	103,615	15,882	119,497
Loans secured by deposit accounts	—	—	—
Other consumer loans	2,870	8,540	11,410
Commercial business loans	9,613	8,945	18,558
Total gross loans	$178,891	$66,286	$245,177

The following table shows our loan origination, sale and other activity during the years indicated.

	For the Years Ended September 30,
	2009	2008	2007
	(In thousands)

Total net loans at the beginning of year	$256,713	$232,308	$200,222
Loans originated for portfolio:
Single and multi-family mortgage loans	35,385	22,752	25,703
Real estate construction loans	23,479	50,600	64,541
Commercial real estate loans	17,535	47,339	27,002
Commercial business loans	6,503	4,047	16,657
Loans secured by deposit accounts	268	78	212
Home equity loans	3,382	1,452	3,460
Automobile and other consumer loans	712	300	1,036
Total loans originated	$87,264	$126,568	$138,611

Deduct:
Principal loan repayment and other, net	40,814	99,904	106,790
Loan charge-offs, net of (recoveries)	917	2,259	(265)
Total net loans at end of year	$302,246	$256,713	$232,308
Loans originated for sale	$35,483	$24,739	$20,354
Loans sold in secondary market	$35,901	$24,581	$20,094

Loans Held for Sale. Loans held for sale decreased $418,000 to $459,000 at September 30, 2009.

Securities. Our securities portfolio consists primarily of government agency securities, municipal securities and mortgage-backed securities. Although municipal securities generally have greater credit risk than government agency securities, they generally have higher yields than government securities of similar duration. Securities available for sale decreased from $26.1 million at September 30, 2008 to $20.8 million at September 30, 2009 due to maturities, sales and called securities.  Mortgage-backed securities available for sale decreased from $14.0 million at September 30, 2008 to $9.0 million at September 30, 2009 due to principal repayments, maturities and sales, partially offset by the purchase of one security.

The following table sets forth the Bank’s mortgage-backed securities purchases and sales for the years indicated.

	Year Ended September 30,
	2009	2008	2007
	(In thousands)

Purchases	$ 254,698	$ —	$ —
Sold	1,495,215	—	—

The following table sets forth the carrying values and fair values of our securities and mortgage-backed securities portfolio at the dates indicated.

	At September 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency obligations	$9,950	$10,550	$13,422	$13,903	$34,555	$34,848
State and municipal obligations	9,766	9,915	11,715	11,679	12,839	12,741
Mortgage-backed securities	8,823	8,957	14,007	13,989	19,621	19,277
Equity securities	272	299	544	471	395	394
Total securities available for sale	$28,811	$29,721	$39,688	$40,042	$67,410	$67,260

Weighted-average rate on securities (1)	4.89%		4.69%		4.72%
Weighted-average rate on mortgage- backed securities	4.17%		4.33%		4.31%

(1)   Weighted-average yields are not presented on a tax-equivalent basis.

At September 30, 2009, we had no investments in a single company or entity (other than U.S. Government- sponsored entity securities) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the maturities and weighted-average yields of debt securities at September 30, 2009. Weighted-average yields are not presented on a tax-equivalent basis.

	One Year or Less		More than One Year to Five Years			More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield		Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Securities available for sale:
State and municipal obligations	$254	3.75%	$2,263	4.63%		$3,052	4.23%	$4,346	5.56%	$9,915	4.91%
Federal agency obligations	2,055	5.11	8,495	4.80		—	—	—	—	10,550	4.86
Mortgage-backed securities	2,077	4.23	2,466	4.29		391	4.00	3,776	4.09	8,710	4.17
Collateralized mortgage obligations	—	—	—	—		—	—	247	3.98	247	3.98
Total securities available for sale	$4,386	4.62%	$13,224	4.67.	%	$3,443	4.20%	$8,369	4.85%	$29,422	4.62%

Premises and Equipment. Premises and equipment, net, increased from $9.8 million at September 30, 2008 to $12.7 million at September 30, 2009 due primarily to assets acquired through the acquisition of KLT Bancshares, and the renovation and expansion of one branch, partially offset by depreciation expense.  The premises and equipment acquired consisted primarily of three bank branch facilities.

Other Assets.  The increase in bank-owned life insurance represents the change in cash surrender value of $437,000.  Foreclosed real estate, net decreased due to the sale of properties, partially offset by additional properties acquired through foreclosure.  Goodwill and core deposit intangible, net is related to the acquisition.  Accrued interest receivable decreased primarily due to lower securities balances and timing of interest receipts, partially offset by higher loan balances.  Deferred tax assets decreased primarily as a result of the tax effect on the increase in unrealized gains on securities and purchase accounting adjustments related to the acquisition.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of noninterest-bearing NOW accounts, interest-bearing NOW accounts, money market accounts, statement accounts and certificates of deposit. These deposits are provided primarily by individuals within our market areas. Deposits increased $56.4 million, or 25.7%, to $276.2 million at September 30, 2009 from $219.8 million at September 30, 2008.  Approximately $33.9 million of the $56.4 million of deposit growth was due to deposits assumed in the acquisition of KLT Bancshares, Inc., the parent company of Farley State Bank.  The increase in deposits for the year ended September 30, 2009 was primarily due to an increase in money market accounts, and certificate of deposits accounts twelve months or greater and to a lesser extent, an increase in interest-bearing and non-interest bearing checking accounts, partially offset by a decrease in certificate of deposit accounts less than twelve months.  Brokered deposits increased $13.7 million to $28.7 million at September 30, 2009 from $15.0 million at September 30, 2008.  The amount of brokered deposits in the future will be contingent upon current market rates as compared to retail deposits and FHLB advances.

The following table sets forth average balances and average rates of our deposit products for the years indicated. For purposes of this table, average balances have been calculated using month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

	Years Ended September 30,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Noninterest-bearing NOW accounts	$19,771	—%	$14,873	—%	$12,458	—%
Interest-bearing NOW accounts	27,821	0.69	23,884	1.28	24,331	1.88
Money market accounts	74,070	2.02	67,101	3.31	38,052	4.47
Statement accounts	9,332	0.30	6,995	0.30	7,336	0.31
Certificates of deposit	133,293	2.54	118,759	4.02	143,665	4.80
Total	$264,287	1.93	$231,612	3.16	$225,842	4.02

The following table sets forth the balances of our deposit products at the dates indicated.

	At September 30,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing NOW accounts	$21,494	7.8%	$14,869	6.8%	$13,617	5.4%
Interest-bearing NOW accounts	27,492	10.0	21,695	9.9	21,368	8.5
Money market accounts	80,680	29.2	61,371	27.9	68,482	27.1
Statement accounts	9,745	3.5	7,258	3.3	7,200	2.9
Certificates of deposit	136,792	49.5	114,571	52.1	141,638	56.1
Total	$276,203	100.0%	$219,764	100.0%	$252,305	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of September 30, 2009.  Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period	Certificates of Deposits
(In thousands)

Three months or less	$26,316
Over three through six months	22,750
Over six through 12 months	6,069
Over 12 months	8,425
Total	$63,560

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
	2009	2008	2007
		(In thousands)

0.75 - 1.49%	$46,022	$—	$—
1.50 - 1.99	38,242	—	—
2.00 - 2.99	17,343	60,858	300
3.00 - 3.99	28,548	34,745	9,249
4.00 - 4.99	5,469	15,733	60,152
5.00 - 5.99	1,168	3,235	71,937
	$136,792	$114,571	$141,638

The following table sets forth the amount and maturities of time deposits at September 30, 2009.

	Amount Due
	One Year or Less	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Total	Percent of Total Certificate Accounts
	(In thousands)
0.75 – 1.49%	$46,022	$—	$—	$—	$—	$46,022	33.6%
1.50 – 1.99	35,753	2,489	—	—	—	38,242	27.9
2.00 - 2.99	10,774	1,448	5,105	16	—	17,343	12.7
3.00 - 3.99	12,505	4,523	2,675	3,800	5,045	28,548	20.9
4.00 - 4.99	3,136	903	1,349	81	—	5,469	4.0
5.00 - 5.99	166	994	8	—	—	1,168	.9
	$108,356	$10,357	$9,137	$3,897	$5,045	$136,792	100.0%

The following table sets forth deposit activity for the years indicated.

	Years Ended September 30,
	2009	2008
	(In thousands)
Net deposits (withdrawals) before interest credited 1)	$51,917	$(39,459)
Interest credited	4,522	6,917
Net increase (decrease) in deposits	$56,439	$(32,542)

1)	Includes $33,964,000 of deposits assumed in connection with the acquisition.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Des Moines and securities sold under agreement to repurchase to supplement our supply of funds for loans and investments and to meet deposit withdrawal requirements.

The following table sets forth certain information regarding short-term borrowings by the Bank at the end of and during the years indicated:

	At September 30,
	2009	2008	2007
	(Dollars in thousands)

Outstanding advances from Federal Home Loan Bank	$34,966	$48,100	$22,056

Weighted-average rate paid on advances from Federal Home Loan Bank	1.46%	2.13%	4.90%

Outstanding securities sold under agreement to repurchase	$182	$813	$681

Weighted-average rate paid on securities sold under agreement to repurchase	2.68%	4.45%	3.41%

	Years Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Maximum outstanding advances from Federal Home Loan Bank at any month end	$54,100	$53,100	$26,083

Weighted-average rate paid on advances from Federal Home Loan Bank (1)	1.73%	3.08%	4.84%

Average advances from Federal Home Loan Bank	$38,797	$44,657	$19,904

Maximum outstanding securities sold under agreement to repurchase at any month end	$848	$1,683	$5,164

Weighted-average rate paid on securities sold under agreement to repurchase (2)	3.84%	3.96%	3.39%

Average securities sold under agreement to repurchase	$493	$1,427	$1,573

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a monthly basis.
(2)	The weighted-average rate paid is based on the weighted-average balances determined on a daily basis.

Federal Home Loan Bank of Des Moines borrowings decreased $100,000, or .14%, to $69.1 million at September 30, 2009 from $69.2 million at September 30, 2008. The advances outstanding as of September 30, 2009 mature in 2009 through 2014. Securities sold under agreement to repurchase decreased $265,000 for the year ended September 30, 2009 due to lower balances from existing customers, partially offset by one new customer.

Other Liabilities

Accrued interest on deposits increased primarily due to a higher average balance, offset by lower rates on money market accounts and certificates. Other liabilities increased primarily as a result of higher deposit insurance assessments, real estate taxes and vacation pay, partially offset by lower accrued taxes on foreclosed real estate, accounting and retirement plan expense and accrued payroll expense.

Stockholders’ Equity.

2009 vs. 2008.  Stockholders’ equity decreased by $224,000 from $44.0 million at September 30, 2008 to $43.8 million at September 30, 2009 primarily due to the repurchase of common stock totaling $2.5 million and the payment of dividends of $366,000, partially offset primarily by net earnings of $1.8 million, the amortization of ESOP and stock-based compensation expenses of $486,000 and unrealized gains on investments and mortgage backed securities, net of taxes of $360,000.

Results of Operations for the Years Ended September 30, 2009 and 2008

Overview.

	Years Ended September 30,			% Change	% Change
	2009	2008	2007	2009/2008	2008/2007
	(Dollars in thousands)

Net earnings	$1,776	$1,922	$1,944	(7.6)%	(1.1)%
Return on assets (1)	0.47%	0.57%	0.63%	(17.5)	(9.5)
Return on stockholders’ equity (2)	4.07	4.18	3.94	(2.6)	6.1
Stockholders’ equity-to-assets ratio (3)	11.65	13.61	16.00	(14.4)	(14.9)
Dividend payout ratio (4)	20.62	20.97	23.86	(1.7)	(12.1)

(1)	Net earnings divided by average assets.
(2)	Net earnings divided by average stockholders’ equity.
(3)	Average stockholders’ equity divided by average total assets.
(4)	Represents dividends paid to shareholders as a percent of net earnings.

2009 vs. 2008.  Net earnings decreased $146,000, or 7.59% for the year ended September 30, 2009 compared to the year ended September 30, 2008.  The decrease in net earnings was due primarily to a $198,000, or .98%, decrease in interest income, and a $3.19 million, or 38.01%, increase in noninterest expense, partially offset by a $2.8 million, or 29.47% decrease in interest expense, a $312,000, or 16.60%, decrease in provision for loan losses, a $127,000, or 5.98%, increase in noninterest income and a $35,000, or 4.96%, decrease in income tax expense.  Net interest income increased primarily as a result of lower deposit costs and a higher interest rate spread.  Noninterest income increased due to an increase in loan service charges, an increase in gains on sale of loans, gains on sale of mortgage-backed securities and an increase in deposit account service charges, partially offset by a decrease in gains on sales of securities and an OTTI loss on one equity security.  Noninterest expense increased primarily due to an increase in compensation and benefits, occupancy, equipment and data processing, operations from foreclosed real estate, net, and FDIC premium expense and the amortization of core deposit intangible, partially offset by a decrease in correspondent banking expense.

Net Earnings.

2009 vs. 2008.  Net earnings decreased by $146,000 to $1.8 million at 2009 compared to $1.9 million for 2008.  The decrease was due to lower interest income and higher noninterest expense, partially offset by lower interest expense, a lower provision for loan losses, higher noninterest income and lower income tax expense.

Net Interest Income.

2009 vs. 2008.  Net interest income increased by $2.6 million, or 23.83%, from $10.8 million for 2008 to $13.3 million for 2009 as a result of a higher interest rate spread, partially offset by a decrease in net interest-earning assets.  The interest rate spread increased from 3.25% for 2008 to 3.84% for 2009.  The decrease in net interest-earning assets is due to an increase of $37.7 million, or 13.03%, in average interest-bearing liabilities, partially offset by an increase of $29.6 million, or 9.53%, in average interest-earning assets.

Interest on loans receivable increased as a result of a higher weighted-average balance, partially offset by a lower average yield.  The weighted average yield on loans decreased from 7.03% for 2008 to 6.26% for 2009.

Interest on mortgage-backed securities decreased due to a lower average balance.

Interest on securities decreased as a result of a lower average balance and yield.   Interest on other interest-earning assets decreased as a result of a lower average yield, partially offset by a higher average balance.

Interest on deposits decreased as a result of a lower weighted-average rate, partially offset by a higher average balance.

Interest on advances decreased due to a lower average rate, partially offset by a higher average balance.

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

	Years Ended September 30,
	2009			2008			2007
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$291,622	$18,255	6.26%	$247,024	$17,356	7.03%	$217,841	$17,233	7.91%
Mortgage-backed securities	11,808	497	4.21	16,814	705	4.19	22,229	933	4.20
Securities	28,969	1,203	4.15	41,564	1,952	4.70	43,988	2,076	4.72
Other interest-earning assets	7,945	4	0.05	5,343	144	2.68	6,484	321	4.95
Total interest-earning assets	340,344	19,959	5.86	310,745	20,157	6.49	290,542	20,563	7.08

Interest-bearing liabilities:
Deposits	264,287	5,110	1.93	231,612	7,321	3.16	225,842	9,084	4.02
Federal Home Loan Bank advances	62,445	1,484	2.38	56,607	2,005	3.54	27,189	1,333	4.90
Securities sold under agreement to repurchase	659	25	3.77	1,427	58	4.05	2,097	77	3.69
Total interest-bearing liabilities	$327,391	6,619	2.02	$289,646	9,384	3.24	$255,128	10,494	4.11

Net interest income before provision for loan losses		$13,340			$10,773			$10,069

Net interest-earning assets	$12,953			$21,099			$35,414

Interest rate spread			3.84%			3.25%			2.97%

Net yield on average interest-earning assets			3.92%			3.47%			3.47%

Ratio of average interest-earning assets to average interest-bearing liabilities	103.96%			107.28%			113.88%

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

	Year Ended September 30, 2009 vs. 2008				Year Ended September 30, 2008 vs. 2007
	Increase (Decrease) due to:				Increase (Decrease) due to:
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest income:
Loans receivable	$3,133	$(1,892)	$(342)	$899	$2,310	$(1,929)	$(258)	$123
Mortgage-backed securities	(210)	3	(1)	(208)	(226)	(2)	—	(228)
Securities	(592)	(227)	69	(750)	(115)	(10)	1	(124)
Other interest-earning assets	70	(141)	(68)	(139)	(57)	(147)	26	(178)
Total interest-earning assets	$2,401	$(2,257)	$(342)	$(198)	$1,912	$(2,088)	$(231)	$(407)

Interest expense:
Deposits	1,033	(2,843)	(402)	(2,212)	232	(1,947)	(49)	(1,764)
Federal Home Loan Bank advances	207	(660)	(68)	(521)	1,441	(369)	(399)	673
Securities sold under agreement to repurchase	(41)	10	(2)	(33)	(31)	26	(14)	(19)
Total interest-bearing liabilities	1,199	(3,493)	(472)	$(2,766)	1,642	(2,290)	(462)	$(1,110)
Change in net interest income	$1,202	$1,236	$130	$2,568	$270	$202	$231	$703

Provision for Loan Losses.

2009 vs. 2008.  Provision for loan losses decreased 16.60% from $1.9 million for 2008 to $1.6 million for 2009. At September 30, 2009, the allowance for loan losses was $3.5 million, or 1.13% of the gross loan portfolio, compared to $2.6 million or 0.94% of the loan portfolio at September 30, 2008. At September 30, 2009, loans secured by non-construction single-family properties totaled 17.44% of total loans and 21.23% of the allowance for loan losses was allocated to these loans. All other loans totaled 82.56% of the portfolio and 78.77% of the allowance for loan losses.

The decreased provision is the result of lower net charge-offs, partially offset by an increase in classified assets and growth of the loan portfolio.

Nonperforming loans amounted to $2.7 million and $8.2 million at September 30, 2009 and 2008, respectively. Net loan charge-offs amounted to $917,000 during 2009 compared to net charge-offs of $2.3 million during 2008. The majority of the net loan charge-offs in 2009 were due to losses related to non-construction single family loans,  construction single-family loans and one commercial business loan.

Noninterest Income.   The following table shows the components of noninterest income and the percentage changes for the years ended September 30, 2009 and 2008.

	Years Ended September 30,		% Change
	2009	2008	2009/2008
	(Dollars in thousands)

Loan service charges	$87	$64	35.9%
Gain on sale of securities available for sale	54	135	(60.0)
Gain on sale of MBSs available for sale	52	—	NM
Gain on sale of loans	437	319	37.0
Other-than-temporary impairment (“OTTI”) loss on equity security	(113)	—	NM
Change in cash surrender value of BOLI	437	437	0.0
Deposit account service charges	1,297	1,169	10.9
Total	$2,251	$2,124	6.0%

NM = Not meaningful

2009 vs. 2008.  Noninterest income increased from $2.1 million for 2008 to $2.3 million for 2009 due to gains on sales of MBSs, an increase in loan service charges, gains on sale of loans and deposit account service charges, partially offset by an OTTI loss and a decrease in gains on sale of securities.

The Bank recognized gains on sale of loans of $437,000 and $319,000 for the years ended September 30, 2009 and 2008, respectively.  During 2009 and 2008, we sold loans to secondary market investors totaling $35.9 million and $24.6 million, respectively.

Noninterest Expense. The following table shows the components of noninterest expense and the percentage changes for the years ended September 30, 2009 and 2008.

	Years Ended September 30		% Change
	2009	2008	2009/2008
	(Dollars in thousands)

Compensation and benefits	$5,102	$4,446	14.8%
Occupancy expense	911	673	35.4
Equipment and data processing expense	1,224	931	31.5
Operations from foreclosed real estate, net	1,540	362	325.4
FDIC premium expense	550	135	307.4
Professional and regulatory services	568	434	30.9
Advertising	313	250	25.2
Correspondent banking charges	126	234	(46.2)
Supplies	183	136	34.6
Amortization of core deposit intangible	191	—	NM
Other	867	786	10.3
Total noninterest expense	$11,575	$8,387	38.0%
Efficiency ratio (1)	74.2%	65.0%

NM = Not Meaningful
(1)	Computed as noninterest expense divided by the sum of net interest income and noninterest income.

2009 vs. 2008.  Noninterest expense increased from $8.4 million for 2008 to $11.6 million for 2009.  Compensation and benefit expense increased primarily due to higher salary levels and health insurance expense, partially offset by an increase in deferred loan origination costs, lower ESOP expense and stock option expense.   ESOP expense is based on the fair value of the shares committed to be released, which the fair value on average was lower for the year ended September 30, 2009 compared to the year ended September 30, 2008.  Stock option expense decreased since certain options became fully vested.

During 2009, the Company recognized stock option expense and restricted stock award expense of $47,000 and $250,000, respectively.  During 2008, the Company recognized stock option expense and restricted stock award expense of $75,000 and $247,000, respectively.  At September 30, 2009, total unrecognized stock option expense was approximately $104,000 and is expected to be recognized over the weighted-average period of 2.86 years.  At September 30, 2009, total unrecognized restricted stock award expense was $626,000 and is expected to be recognized over the next 2.5 years.

Occupancy expense increased due primarily to higher building depreciation expense, higher real estate and personal property tax expense due to new branch offices and higher utility expense.  Equipment and data processing expense increased due primarily to higher service agreement expense, repairs, internet bill pay expense and data processing expense.  FDIC premium expense increased due to a higher assessment as a result of a risk-based assessment system which considers the supervisory rating and certain financial ratios of each financial institution and related expiring credits, the increase in deposits and the special assessment of $173,000.  Expenses from operations from foreclosed real estate, net increased due primarily to higher losses on sale of foreclosed real estate and higher maintenance expenses, partially offset by an increase in rental income.  Losses on foreclosed real estate were $1.3 million for the year ended September 30, 2009 as compared to $311,000 for the year ended September 30, 2008 as a result of adverse economic conditions which caused real estate values to decrease.  Professional and regulatory services increased due primarily to higher legal and mortgage lending consulting expenses.  Legal expenses have increased due to costs associated with nonperforming loans.  Advertising expense increased due to an increase in radio and television costs and mortgage lending marketing costs.  Correspondent banking expense decreased due to performing certain check processing and statement rendering service operations in-house which reduced outside vendor expense.  Supplies expense increased due to the addition of new branches and the acquisition.  Amortization of core deposit intangible expense was related to the acquisition.  Other expenses increased due primarily to an increase in telephone and data line expense, non-origination loan expense and retail operations expense, partially offset primarily by lower mortgage lending website expense, deferred consumer loan origination costs and lower miscellaneous expense.

Income Taxes.

2009 vs. 2008.  Income tax expense for the year ended September 30, 2009 was $671,000 compared to $706,000 for the year ended September 30, 2008.  Income taxes decreased due to lower pretax earnings.

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

Analysis of Nonperforming Assets. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost, or market, less estimated selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table sets forth information with respect to our nonperforming assets at the dates indicated.

	At September 30,
	2009		2008		2007		2006	2005
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Commercial real estate loans		$—		$3,233		$—	$—	$—
Single and multi-family loans		40		—		104	828	351
Real estate construction spec loans		—		3,193		1,932	304	556
Land development loans		—		1,784		1,386	―	―
Consumer		27		9		―	349	―
Total nonaccrual loans		67		8,219		3,422	1,481	907

Accruing loans which are contractually past due 90 days or more – single-family loans (1)		―		―		―	58	―
Total nonaccrual and 90 days or more past due loans		67		8,219		3,422	1,539	907
Impaired loans		2,648		―		―	2,682	403

Foreclosed real estate held for sale		2,822		4,936		1,676	1,580	1,530

Total nonperforming assets		5,537		13,155		5,098	5,801	2,840
Allowance for losses on nonperforming loans		316		437		370	258	199
Nonperforming loans with no related allowance for loan losses	$	―	$	―	$	―	$58	$116

Nonperforming loans as a percentage of total loans, net		0.90%		3.20%		1.47%	2.11%	0.55%
Nonperforming loans as a percentage of total assets		0.69%		2.44%		1.03%	1.47%	0.38%
Nonperforming assets as a percentage of total assets		1.41%		3.91%		1.53%	2.02%	1.20%

(1)   Interest on delinquent loans is accrued to income to the extent considered collectible.

Nonperforming assets totaled $5.5 million, or 1.41% of total assets, at September 30, 2009, which was a decrease of $7.6 million, or 58.02%, from $13.1 million, or 3.91% of total assets, at September 30, 2008. Non-performing assets at September 30, 2009 consisted of $67,000 in nonaccrual loans, $2.6 million in impaired loans and $2.8 million in foreclosed real estate.  At September 30, 2009, nonaccrual loans consisted of $40,000 in single family loans and consumer loans totaling $27,000.  Impaired loans consisted of seven single-family loans.

Interest income that would have been recorded for the year ended September 30, 2009 had nonaccrual loans been current according to their original terms amounted to $18,861. There was interest income of $3,166 recognized on such loans during the period the loans were classified as nonperforming in 2009.

Foreclosed real estate owned by the Bank at September 30, 2009 totaled $2.8 million compared to $4.9 million at September 30, 2008.  Foreclosed real estate at September 30, 2009 included six one-to-four family properties, one one-to-four family construction property, one multi-family property, one residential land development property, one commercial retail property, three residential lots and two commercial lots.

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

            The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
	2009	2008	2007
	(In thousands)

Special mention assets	$6,423	$2,919	$1,386
Substandard assets (1)	14,780	14,212	5,435
Doubtful assets	―	―	105
Loss assets	―	―	―
Total classified assets	$21,203	$17,131	$6,926

(1)	Includes foreclosed real estate of $2,822,423, $4,936,355 and $1,675,871 at September 30, 2009, 2008 and 2007, respectively.

The increase in our substandard assets at September 30, 2009 compared to September 30, 2008 was primarily due to the classification of two land development properties, several one-to-four family properties, two multi-family properties, two commercial office buildings, one commercial retail property, one residential lot and one church.  Substandard assets increased from $14.2 million at September 30, 2008 to $14.8 million at September 30, 2009.  Our substandard loans at September 30, 2009 consisted of two land development loans to one borrower totaling $5.6 million, thirteen one-to-four family properties to six borrowers totaling $3.9 million, one multi-family property totaling $1.0 million, two commercial office buildings totaling $1.0 million and one church totaling $310,000.

Special mention assets at September 30, 2009 consisted of six loans totaling $6.4 million.  Three were secured by car hauling equipment totaling $3.5 million, two loans for single-family development totaling $2.9 million and one residential lot loan.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,
	2009		2008		2007
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
Real estate – mortgage loans	$170	$320	$—	$153	$155	$31
Land loans	—	—	—	59	—	—
Construction loans	—	—	—	2,371	—	2,233
Commercial loans	—	310	27	—	906	95
Consumer loans	11	19	136	—	97	10
Total	$181	$649	$163	$2,583	$1,158	$2,369

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

In addition, we establish an allowance for loans that are not delinquent to recognize the losses associated with lending activities. This valuation allowance is determined by segregating the loans by loan category and assigning percentages to each category.  Loan categories were specified by collateral type. Historical loss data generally provides a reasonable starting point for our analysis of probable losses on each loan category.  Generally, we have relied upon historical loss data for the last ten years as a starting point.  However, the increase in our aggregate net charge-offs on loans and losses on foreclosed real estate in 2009 and 2008 have caused us to rely more heavily on the actual loss data for the year ended September 30, 2009 as a reasonable starting point.  The increase in our net losses on foreclosed real estate in 2009 was due to declining real estate values.  The actual aggregate experience loss ratio for loans and foreclosed real estate for 2009 was adjusted for significant qualitative factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  These significant factors may include changes in loan policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas and the national economy and staff lending experience.  The applied loss factors are reevaluated quarterly to ensure their relevance in the current economic environment.  Further, we consider trends in the level of classified assets and delinquencies in deriving the allowance for loan losses at September 30, 2009.

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

The ratio of net charge-offs to average loans outstanding was .31% and .91% for the years ended September 30, 2009 and 2008, respectively.  Had such ratios considered net losses on foreclosed real estate, the ratio of the aggregate net charge-offs on loans and net losses on foreclosed real estate to average loans outstanding would have been .77% and 1.04%, respectively.  The aggregate loss ratio was higher in 2008 due to net charge-offs and losses incurred on certain home builders.  Our construction loan portfolio has declined 23.5%, to $69.2 million at September 30, 2009, compared to $90.5 million at September 30, 2008.   Foreclosed real estate is recorded at fair value as of the date of foreclosure less estimated selling costs.  Loss on foreclosed real estate is the result of declining real estate values.

The Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At September 30, 2009 and 2008 these loans amounted to $4.9 million and $6.3 million, respectively.  These loans are reviewed quarterly by management to determine whether any probable losses exist, if any, as a result of declines in collateral value.

There were no changes in our nonaccrual or charge-off policies during 2009.  Loans are generally placed on nonaccrual status when they become 90 days delinquent, at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.  Accrual of interest is resumed on previously classified nonaccrual loans, when there is no longer any reasonable doubt as to the timely collection of interest.  We do not presently originate any loans with terms that allow for minimum payments less than the interest accrued on the loan.

The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses.  The OTS may require us to make additional provisions for loan losses based on judgments different from ours.

At September 30, 2009, our allowance for loan losses represented 1.13% of total gross loans and 130.28% of nonperforming loans.  Nonperforming loans totaled $2.7 million at September 30, 2009 as compared to $8.2 million at September 30, 2008.  The allowance for loan losses increased $904,000 from September 30, 2008 to September 30, 2009 due to a provision for loan losses of $1.6 million, an allowance acquired by acquisition of $252,000 and recoveries totaling $18,000, partially offset by charge-offs of loans totaling $935,000.  There was no material change in our loss factors used to calculate the allowance from September 30, 2008 to September 30, 2009.

At September 30, 2008, our allowance for loan losses represented 0.94% of total gross loans and 32.04% of nonperforming loans. The allowance for loan losses decreased $378,000 from September 30, 2007 to September 30, 2008 due to a provision for loan losses of $1.9 million and recoveries totaling $137,000, partially offset by charge-offs of loans totaling $2.4 million. There was no material change in our loss factors used to calculate the allowance from September 30, 2007 to September 30, 2008.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2009		2008
	Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Loans in Each Category to Total Gross Loans
	(Dollars in thousands)
Real estate – mortgage:
Single-family, 1-4 units	$751	17.44%	$143	14.62%
Multi-family, 5 or more units	199	9.32	84	6.23
Real estate construction loans	338	22.09	1,185	32.47
Commercial real estate loans	1,954	39.17	992	36.73
Commercial business loans	273	7.18	218	6.39
Consumer loans	22	4.80	11	3.56
Total allowance for loan losses	$3,537	100.00%	$2,633	100.00%

	At September 30,
	2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Loans in Each Category to Total Gross Loans
	(Dollars in thousands)
Real estate – mortgage:
Single-family, 1-4 units	$210	15.64%	$200	18.48%	$268	20.71%
Multi-family, 5 or more units	75	4.57	61	4.52	102	8.20
Real estate construction loans	1,941	47.12	787	43.25	565	42.01
Commercial real estate loans	562	21.44	781	23.13	672	19.74
Commercial business loans	211	6.72	126	4.89	65	2.83
Consumer loans	12	4.51	189	5.73	90	6.51
Total allowance for loan losses	$3,011	100.00%	$2,144	100.00%	$1,762	100.00%

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

	Years Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$2,633	$3,011	$2,144	$1,762	$2,024
Loans charged-off:
Single-family 1-4 units	(524)	(438)	(82)	(261)	(482)
Multi-family 5 or more units	― )	(24)	―	(113)	―
Real estate construction loans	(333)	(1,365)	(140)	(78)	(197)
Commercial real estate	―	(258)	―	―	―
Commercial business loans	(69)	(307)	(35)	―	―
Consumer loans	(9)	(4)	(10)	(20)	(16)
Total charge-offs	(935)	(2,396)	(267)	(472)	(695)

Recoveries:
Commercial business loans	—	12	—	—	—
Single-family 1-4 units	11	104	511	―	1
Multi-family 5 or more units	1	―	18	―	―
Real estate construction	4	21	―	1	―
Commercial real estate	1	―	―	―	―
Consumer loans	1	―	3	1	2
Total recoveries	18	137	532	2	3

Net loans charged-off	$(917)	$(2,259)	$265	$(470)	$(692)
Allowance acquired by acquisition	252	—	—	—	—
Provision for loan losses	1,569	1,881	602	852	430
Balance at end of year	$3,537	$2,633	$3,011	$2,144	$1,762
Ratio of allowance for losses to gross loans receivable	1.13%	0.94%	1.13%	0.93%	0.93%
Ratio of net loan charge-offs (recoveries) to average loans outstanding during the year	0.31%	0.91%	(0.12)%	0.25%	0.40%

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

Net Portfolio Value Simulation Analysis. We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at September 30, 2009 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change.

Change in Interest Rates	Estimated Net Portfolio Value			Net Portfolio Value as a Percentage of Portfolio Value of Assets
(In Basis Points)	Amount	Change	% Change	NPV Ratio	BP Change
	(Dollars in thousands)
+300	$52,561	$(3,171)	(6)%	13.07%	(54)%
+200	53,926	(1,806)	(3)	13.32	(29)
+100	54,987	(745)	(1)	13.50	(11)
+50	55,342	(390)	(1)	13.55	(6)
0	55,732	—	—	13.61	—
(50)	55,912	180	—	13.62	1
(100)	55,925	193	—	13.60	(1)
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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents amounted to $26.5 million. Securities classified as available for sale, which provide additional sources of liquidity, totaled $20.8 million at September 30, 2009. In addition, at September 30, 2009, we had the ability to borrow an additional amount of approximately $13.2 million from the Federal Home Loan Bank of Des Moines, in the form of available overnight lines of credit. On that date, we had $8.0 million in overnight advances outstanding.

At September 30, 2009, we had $27.3 million in loan commitments outstanding, which included $7.0 million in undisbursed loans and $12.3 million in unused lines of credit. Certificates of deposit due within one year of September 30, 2009 totaled $108.4 million, or 79.2% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

The following table presents our primary cash flows from investing and financing activities during the years indicated.

	Years Ended September 30,
	2009	2008	2007
	(In thousands)
Investing activities:
Net change in loans receivable	$(30,729)	$(32,978)	$(35,402)
Purchases of securities (1)	(255)	(448)	(16,946)
Proceeds from calls, maturities and principal repayments of securities (1)	9,555	10,583	10,579
Proceeds from sales of securities (1)	11,284	17,743	—
Financing activities:
Increase (decrease) in deposits	22,475	(32,542)	53,835
Increase (decrease) in Federal Home Loan Bank advances	(100)	42,810	(7,633)
Repurchase of common stock	(2,468)	(8,633)	(1,400)

(1)   Includes mortgage-backed securities.

Capital Management.   We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, the Bank exceeded all of its regulatory capital requirements. The Bank is considered “well capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 15 of the notes to consolidated financial statements. We currently have no plans to engage in hedging activities in the future.

For the year ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

The impact of recent accounting pronouncements is discussed in note 1 of the notes to consolidated financial statements included herewith.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is included herein beginning on page F-1.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition.  The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified.  Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls.  Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation.  Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment and on the forgoing criteria, management has concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

The following table sets forth information as of September 30, 2009 about Company common stock that may be issued under the Liberty Bancorp, Inc. 2007 Equity Incentive Plan.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	208,550	$11.05	16,290

Equity compensation plans not approved by security holders	—		—

Total	208,550	$11.05	16,290

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  The financial statements filed as a part of this report are as follows:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2009 and 2008
Consolidated Statements of Earnings for the Years Ended September 30, 2009 and 2008
Consolidated Statements of Comprehensive Earnings for the Years Ended September 30, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008
Notes to Consolidated Financial Statements

(2)	All schedules are omitted as the required information either is not applicable or is included in the financial statements or related notes.

(3)	Exhibits	Description

	3.1	Articles of Incorporation of Liberty Bancorp, Inc. (1)
	3.2	Amended and Restated Bylaws of Liberty Bancorp, Inc. (2)
	4	Specimen Stock Certificate of Liberty Bancorp, Inc. (1)
	10.1*	Amended and Restated Liberty Bancorp, Inc./BankLiberty Three-Year Employment Agreement with Brent Giles, dated December 17, 2008 (3)
	10.2*	Amended and Restated BankLiberty Two-Year Change in Control Agreement with Mark E. Hecker, dated December 17, 2008 (3)
	10.3*	Amended and Restated BankLiberty Two-Year Change in Control Agreement with Marc J. Weishaar, dated December 17, 2008 (3)
	10.4*	BankLiberty Directors’ Retirement Plan (1)
	10.5*	Liberty Bancorp, Inc. 2003 Incentive Equity and Deferred Compensation Plan, as Amended and Restated (4)
	10.6*	Liberty Bancorp, Inc. 2007 Equity Incentive Plan (5)
	14	Code of Ethics (6)
	21	Subsidiaries
	23	Consent of Michael Trokey & Company, P.C.
	31.1	Rule 13a-14 Certification of Chief Executive Officer
	31.2	Rule 13a-14 Certification of Chief Financial Officer
	32	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated by reference to Company’s Registration Statement on Form S-1, as amended (File No. 333-133849), initially filed on May 5, 2006.
(2)	Incorporated by reference to the Company’s Form 8-K filed on November 28, 2007.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed on February 17, 2009.
(4)	Incorporated by reference to the Company’s Form S-8 filed on August 14, 2006.
(5)	Incorporated by reference to the Company’s Form S-8 filed on February 8, 2007.
(6)	Incorporated by reference to the Company’s 2006 Annual Report on Form 10-K, as amended, initially filed on December 26, 2006.

MICHAEL TROKEY & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
10411 CLAYTON ROAD
ST. LOUIS, MISSOURI  63131

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Liberty Bancorp, Inc.
Liberty, Missouri

We have audited the accompanying consolidated balance sheets of Liberty Bancorp, Inc. and subsidiary (“the Company”) as of September 30, 2009 and 2008 and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Bancorp, Inc. and subsidiary as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, included in the accompanying management’s annual report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Michael Trokey & Company, P.C.

St. Louis, Missouri
December 21, 2009

LIBERTY BANCORP, INC.

Consolidated Balance Sheets

September 30, 2009 and 2008

	2009	2008
Assets
Cash and due from banks	$26,512,327	$5,274,603
Federal funds sold	—	2,810,000
Total cash and cash equivalents	26,512,327	8,084,603
Securities available for sale - at market value (amortized cost of $19,988,207 and $25,681,057, respectively)	20,764,176	26,053,420
Mortgage-backed securities – available for sale, at market value (amortized cost of $8,822,806 and $14,007,011, respectively)	8,956,810	13,989,151
Stock in Federal Home Loan Bank (“FHLB”) of Des Moines	3,910,100	3,576,300
Loans receivable, net of allowance for loan losses of $3,536,837 and $2,633,298, respectively	302,246,097	256,713,257
Loans held for sale	459,270	877,246
Premises and equipment, net	12,702,627	9,790,337
Bank-owned life insurance (“BOLI”)	8,975,562	8,538,528
Foreclosed real estate, net	2,822,423	4,936,355
Accrued interest receivable	1,557,970	1,640,478
Goodwill	1,191,603	—
Core deposit intangible, net	865,333	—
Deferred tax asset	738,360	1,279,570
Other assets	695,180	705,649
Total assets	$392,397,838	$336,184,894

Liabilities and Stockholders' Equity
Deposits	$276,203,274	$219,763,837
Accrued interest payable on deposits	307,911	297,656
Advances from FHLB of Des Moines	69,140,862	69,240,870
Securities sold under agreement to repurchase	547,019	812,500
Advances from borrowers for taxes and insurance	1,079,264	864,268
Other liabilities	1,334,817	1,196,659
Total liabilities	348,613,147	292,175,790
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; shares issued and outstanding - none	—	—
Common stock, $0.01 par value; 20,000,000 shares authorized;4,761,712 shares issued	47,617	47,617
Treasury stock, at cost, 1,139,837 and 825,002 shares at September 30, 2009 and 2008, respectively	(11,100,506)	(8,632,753)
Additional paid-in capital	32,600,040	32,320,258
Common stock acquired by ESOP	(268,805)	(474,634)
Accumulated other comprehensive earnings, net	640,636	292,484
Retained earnings - substantially restricted	21,865,709	20,456,132
Total stockholders' equity	43,784,691	44,009,104
Total liabilities and stockholders' equity	$392,397,838	$336,184,894

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings

Years Ended September 30, 2009 and 2008

	2009	2008
Interest income:
Loans receivable	$18,255,137	$17,355,934
Mortgage-backed securities	497,239	705,131
Securities - taxable	687,244	1,416,150
Securities - non-taxable	515,185	536,110
Other interest - earning assets	3,871	143,261
Total interest income	19,958,676	20,156,586
Interest expense:
Deposits	5,109,490	7,321,062
Securities sold under agreement to repurchase	24,868	57,834
Advances from FHLB of Des Moines	1,484,145	2,005,534
Total interest expense	6,618,503	9,384,430
Net interest income	13,340,173	10,772,156
Provision for loan losses	1,568,912	1,881,175
Net interest income after provision for loan losses	11,771,261	8,890,981
Noninterest income:
Loan service charges	87,358	63,632
Gain on sale of loans	437,059	318,634
Gain on sale of securities available for sale	54,293	135,303
Gain on sale of MBSs available for sale	51,620	—
Other-than-temporary impairment (“OTTI”) loss on equity security	(113,126)	—
Change in cash surrender value of BOLI	437,034	437,336
Deposit account service charges	1,296,688	1,168,913
Total noninterest income	2,250,926	2,123,818
Noninterest expense:
Compensation and benefits	5,101,735	4,445,981
Occupancy expense	910,844	673,323
Equipment and data processing expense	1,223,851	930,917
Operations from foreclosed real estate, net	1,540,466	361,994
FDIC premium expense	550,000	134,795
Professional and regulatory services	568,112	434,083
Advertising	313,555	250,486
Correspondent banking charges	125,640	233,664
Supplies	183,323	136,320
Amortization of core deposit intangible	190,667	—
Other	867,297	785,708
Total noninterest expense	11,575,490	8,387,271
Earnings before income taxes	2,446,697	2,627,528
Income taxes:
Current	741,000	639,000
Deferred	(70,000)	67,000
Total income taxes	671,000	706,000
Net earnings	$1,775,697	$1,921,528

Basic earnings per share	$0.50	$0.48
Diluted earnings per share	$0.49	$0.47

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Comprehensive Earnings

Years Ended September 30, 2009 and 2008

	2009	2008

Net earnings	$1,775,697	$1,921,528
Other comprehensive earnings:
Unrealized gains on securities and mortgage-backed securities available for sale, net:
Reclassification adjustment for gains included in earnings, net of tax of $(62,423) and $(47,356), respectively	(43,490)	(87,947)
Reclassification adjustment of OTTI loss, net of tax of $0	113,126	—
Unrealized gains arising during the year, net of tax of $160,902 and $218,673, respectively	290,374	406,107
Decrease in unrealized gain on benefit plans, net of tax of $6,385 and $7,031, respectively	(11,858)	(13,057)
Comprehensive earnings	$2,123,849	$2,226,631

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended September 30, 2009 and 2008

				Common		Accumulated
			Additional	Stock		Other	Total
	Common	Treasury	Paid-In	Acquired	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	by ESOP	Earnings	Earnings, Net	Equity

Balance at September 30, 2007	$47,612	$-	$31,923,289	$(701,309)	$18,937,560	$(12,619)	$50,194,533

Shares issued under stock-based incentive plan, 525 shares	5	-	4,342	-	-	-	4,347
Treasury stock, 825,002 shares	-	(8,632,753)	-	-	-	-	(8,632,753)
Amortization of ESOP award	-	-	69,703	226,675	-	-	296,378
Amortization of stock awards	-	-	246,588	-	-	-	246,588
Amortization of stock option grants	-	-	75,347	-	-	-	75,347
Unrealized gain on securities available for sale, net	-	-	-	-	-	318,160	318,160
Decrease in unrealized gain on benefit plans, net	-	-	-	-	-	(13,057)	(13,057)
Other contributed capital	-	-	989	-	-	-	989
Cash dividends of $.10 per share	-	-	-	-	(402,956)	-	(402,956)
Net earnings	-	-	-	-	1,921,528	-	1,921,528

Balance at September 30, 2008	$47,617	(8,632,753)	32,320,258	(474,634)	20,456,132	292,484	44,009,104

Treasury stock, 314,835 shares	-	(2,467,753)	-	-	-	-	(2,467,753)
Amortization of ESOP award	-	-	(16,790)	205,829	-	-	189,039
Amortization of stock awards	-	-	249,977	-	-	-	249,977
Amortization of stock option grants	-	-	46,595	-	-	-	46,595
Unrealized gain on securities available for sale, net	-	-	-	-	-	360,010	360,010
Decrease in unrealized gain on benefit plans, net	-	-	-	-	-	(11,858)	(11,858)
Cash dividends of $.10 per share	-	-	-	-	(366,120)	-	(366,120)
Net earnings	-	-	-	-	1,775,697	-	1,775,697
Balance at September 30, 2009	$47,617	$(11,100,506)	$32,600,040	$(268,805)	$21,865,709	$640,636	$43,784,691

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net earnings	$1,775,697	$1,921,528
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation expense	684,417	570,422
Amortization of core deposit intangible	190,667	—
ESOP expense	189,039	296,378
Incentive Plan expense	296,572	321,935
Amortization of premiums (discounts) on investments, net	(55,810)	(21,141)
Amortization of premiums on loans	65,333	—
Amortization of deferred loan fees, net	(91,555)	(279,263)
Provision for loan losses	1,568,912	1,881,175
Loans held for sale – originated	(35,482,786)	(24,739,010)
Loans held for sale - proceeds from sale	36,337,821	24,899,484
Loss on foreclosed real estate, net	1,341,181	310,572
Gain on sale of securities available for sale	(54,293)	(135,303)
Gain on sale of mortgage-backed securities available for sale	(51,620)	—
Other-than-temporary impairment loss on equity security	113,126	—
Gain on sale of loans	(437,059)	(318,634)
Change in cash surrender value of BOLI	(437,034)	(437,336)
Decrease (increase) in:
Accrued interest receivable	293,371	415,336
Other assets	400,415	(490,826)
Deferred tax assets	(292,718)	67,000
Decrease in:
Accrued interest on deposits and other liabilities	(120,139)	(559,222)
Accrued income taxes	—	(88,308)
Net cash provided by (used for) operating activities	6,233,537	3,614,787
Cash flows from investing activities:
Net change in loans receivable	(30,729,060)	(32,977,909)
Securities available for sale:
Purchased	(254,698)	(448,061)
Proceeds from sales	11,283,720	17,743,207
Proceeds from maturity or call	4,105,000	4,935,000
Principal collections	5,449,916	5,648,258
Purchase of stock in FHLB of Des Moines	(678,000)	(2,513,071)
Redemption of stock in FHLB of Des Moines	412,500	467,971
Proceeds from the sale of foreclosed real estate, net	5,169,454	3,399,609
Purchase of premises and equipment	(821,580)	(1,615,913)
Cash paid in acquisition of KLT Bancshares, Inc., net	(1,164,119)	—
Net cash provided by (used for) investing activities	$(7,226,867)	$(5,360,909)

(continued)

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended September 30, 2009 and 2008

(Continued)

	2009	2008
Cash flows from financing activities:
Net increase (decrease) in deposits	$22,475,316	$(32,541,645)
Increase (decrease) in advances from borrowers for taxes and insurance	145,100	(41,338)
Proceeds from advances from the FHLB	597,766,000	1,156,350,000
Repayment of advances from the FHLB	(597,866,008)	(1,113,539,524)
Securities sold under agreement to repurchase:
Proceeds	10,145,371	10,662,300
Repayments	(10,410,852)	(11,070,984)
Proceeds from exercise of stock options	—	4,347
Repurchase of common stock	(2,467,753)	(8,632,753)
Other contributed capital	—	989
Cash dividends	(366,120)	(402,956)
Net cash provided by (used for) financing activities	19,421,054	788,436
Net increase (decrease) in cash and cash equivalents	18,427,724	(957,686)
Cash and cash equivalents at beginning of year	8,084,603	9,042,289
Cash and cash equivalents at end of year	$26,512,327	$8,084,603

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest on deposits	$5,315,069	$7,624,587
Interest on advances from FHLB of Des Moines	1,489,088	2,016,978
Interest on securities sold under agreement to repurchase	24,868	57,939
Income taxes	864,615	920,655
Real estate acquired in settlement of loans	5,964,750	6,970,665
Loans originated to finance the sale of foreclosed real estate	1,568,047	—

Net cash paid in acquisition of KLT Bancshares, Inc.:
Cash paid to Farley State Bank shareholders	$(4,500,000)	$—
Acquisition costs paid	(251,256)	—
Total cash payments	(4,751,256)	—
Cash and cash equivalents acquired	3,587,137	—
Net cash paid in acquisition	$(1,164,119)	$—

See accompanying notes to consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

As of September 30, 2009 and 2008 and
Years Ended September 30, 2009 and 2008

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

Effective for all interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

Subsequent events have been evaluated through December 21, 2009, which is the date we filed this Form 10-K with the Securities and Exchange Commission.

The following comprise the significant accounting policies, which the Company and Bank follow in preparing and presenting their consolidated financial statements:

a.
The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, BankLiberty. The Company’s principal business is thebusiness of the Bank.  All significant intercompany accounts and transactions have been eliminated.

b.
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing funds in other banks with original maturities of three months or less.  The Company maintains cash in bank accounts which may exceed federally insured limits.  The Company does not believe it is exposed to any significant credit risk.  Interest-bearing funds in other banks were $16,820,427 and $1,129,990 at September 30, 2009 and 2008, respectively.  A restricted cash account of $560,510 related to clearing of checks was held in a correspondent bank at September 30, 2009 and 2008.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

c.
Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at cost, adjusted for amortization of premiums and accretion of discounts over the life of the security using the interest method.  Securities not classified as held to maturity securities are classified as available for sale securities and are reported at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of stockholders’ equity.  Unrealized gains on securities net of tax of $326,626 amounted to $583,347 at September 30, 2009.  Unrealized gains on securities, net of tax of $131,166, amounted to $223,337 at September 30, 2008. The Company does not purchase securities for trading purposes.

The cost of securities sold is determined by specific identification.  Declines in fair value of securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss.  In estimating other-than-temporary impairment losses, management of the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell the security or whether it is more likely than not that it will be required to sell the security before the anticipated recovery of its remaining amortized cost basis and adverse changes to expected cash flows.  Stock in the Federal Home Loan Bank of Des Moines (“FHLBDM”) is recorded at cost, which represents redemption value.  Dividends received on such stock are reported as income.  The Bank is a member of the Federal Home Loan Bank system.  The required investment in the common stock is based upon a certain percentage of the Bank’s assets and FHLB advances.

FHLBDM stock is evaluated for impairment in accordance with FASB ASC 942-325-35, “Financial Services - Depository and Lending – Investments - Other.”  Determination of whether the FHLBDM stock is impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing declines in value.  The determination of whether a decline affects the ultimate recoverability of costs is influenced by the significance of the decline in net assets compared to the capital of the FHLBDM and the length of time this situation has persisted; the ability of the FHLBDM to make payments required by law or regulation and operating performance; the impact of legislative and regulatory changes on member institutions and customer base and the liquidity position of the FHLBDM.

Management believes that no impairment charge on FHLBDM stock is necessary at September 30, 2009.

Collateralized mortgage obligations (“CMOs”) included in mortgage-backed securities are mortgage derivatives and the type owned by the Bank is classified as “low risk” under regulatory guidelines.  CMOs are subject to the effects of interest rate risk.  The Bank does not purchase CMOs at any significant premium over par value to limit certain prepayment risks.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

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

i.
Interest on securities and loans receivable is accrued as earned. Interest on loans receivable contractually delinquent is excluded from income when deemed uncollectible.  When a loan is classified as nonaccrual, accrued interest is reversed against current income.  Subsequent collection of interest on nonaccrual loans is recorded as income when received or applied to reduce the loan balance.  Accrual of interest is resumed on previously classified nonaccrual loans, when there is no longer any reasonable doubt as to the timely collection of interest.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Accrued interest receivable as of September 30, 2009 and 2008 is summarized as follows:
	2009	2008

Securities	$290,893	$426,150
Loans receivable	1,267,077	1,214,328
	$1,557,970	$1,640,478

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

We adopted the provisions of FASB ASC 740-10-25, “Income Taxes,” effective October 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not“ that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  No adjustments were recognized for uncertain tax positions at September 30, 2009 or 2008.  The Company is subject to U.S. Federal income taxes as well Missouri income taxes and special financial institution taxes.  Tax years ending September 30, 2007 through 2009 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At September 30, 2009, there was no accrual for uncertain tax positions or related interest.

l.
Under the measurement provisions of FASB ASC 718-10-30 and FASB ASC 718-10-35, “Compensation – Stock Compensation,” compensation expense is recognized based on the fair value of unvested stock awards at the implementation date and new awards granted thereafter, which includes restricted stock and stock options, at the grant date and is recognized on a straight–line basis over the requisite service period.  The fair value of stock options is estimated at the date of grant using the Black–Scholes pricing model and related assumptions.  The risk–free rate is based on the U.S. Treasury zero–coupon issue with a remaining term equal to the expected term used as an assumption in the model.  The expected term is based upon the average of the original contractual term and the vesting term.  The expected volatility is based on historical volatility of the Company’s stock.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

m.
For ESOP shares committed to be released, the Bank recognizes compensation expense equal to the average fair value of the shares committed to be released during the period in accordance with the provisions of FASB ASC 718-40-30, “Compensation – Stock Compensation – Employee Stock Ownership Plans.”

n.	Earnings per share are based upon the weighted-average shares outstanding. ESOP shares, which have been committed to be released, are considered outstanding and stock options to the extent dilutive.

Under the treasury stock method, stock options are dilutive when the average market price of the Company’s common stock and effect of any unamortized compensation expense exceeds the option price during the year.  In addition, proceeds from the assumed exercise of dilutive stock options and related tax benefit are assumed to be used to repurchase common stock at the average market price during the year.

Following is a summary of basic and diluted earnings per common share for the years ended September 30, 2009 and 2008:

	2009	2008

Net earnings	$1,775,697	$1,921,528

Weighted-average shares - Basic EPS	3,563,876	4,007,591
Stock options - treasury stock method	40,562	39,468
Weighted-average shares - Diluted EPS	3,604,438	4,047,059

Basic earnings per common share	$0.50	$0.48
Diluted earnings per common share	$0.49	$0.47
Anti-dilutive shares	37,184	94,185

o.	The following paragraphs summarize recent accounting guidance and references to the FASB ASC :

FASB ASC 810-10-65, “Consolidation,”  improves the relevance, comparability, and transparency of the financial information that an entity provides in its consolidated financial statements by establishing accounting and reporting standards for a noncontrolling interest or minority interest, the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

FASB ASC 805-10-10, “Business Combinations,” improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding business combinations and its effects.

The recent accounting guidance in FASB ASC 805 and FASB ASC 810 was adopted October 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.  At September 30, 2009, the Company did not have a noncontrolling interest.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

FASB ASC 815-10-65, “Derivatives and Hedging,” requires enhanced disclosures about an entity’s derivative and hedging activities and improves the transparency of financial reporting.  The recent disclosure guidance in FASB ASC 815 was adopted January 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

The Company adopted recent accounting guidance in FASB ASC 820-10, “Fair Value Measurements and Disclosures,” for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, effective October 1, 2009.  The guidance did not have a material impact on the Company’s financial condition or results of operation.

Recent accounting guidance in FASB ASC 820-10 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly.  In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with FASB ASC 820-10.  This ASC does not apply to Level 1 inputs.  The guidance also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value.  The recent guidance included in FASB ASC 820-10 was adopted, effective June 30, 2009, and did not have a material impact on the Company’s financial position or results of operation.

Recent accounting guidance in FASB ASC 320-10, “Investments-Debt and Equity Securities,” applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This ASC requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive earnings, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.  The recent accounting guidance in FASB ASC 320-10 was adopted, effective June 30, 2009 and did not have a material impact on the Company’s financial position or results of operation.

FASB ASC 805-20, “Identifiable Assets and Liabilities, and Any Noncontrolling Interest,” amends and clarifies application issues regarding the initial recognition, measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  FASB ASC 805-20 is effective for business combinations that occur during the first annual reporting period beginning after December 15, 2008.  The recent accounting guidance in this ASC was adopted October 1, 2009 and did not have a material impact on the Company’s financial position or results of operation.

FASB ASC 855-10, Subsequent Events,” establishes principles for accounting for and disclosures for events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The recent accounting guidance in this ASC was adopted June 30, 2009 and did not have a material impact on the Company’s financial position or results of operation.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The Company adopted recent guidance in FASB ASC 260-10, “Earnings Per Share,” which requires that unvested restricted stock awards that contain non-forfeitable rights to dividends are participating securities and are to be included in the EPS computation using the two-class method, effective October 1, 2009.  Prior period EPS data is adjusted retrospectively.  The recent guidance is not expected to have a material impact on the Company’s basic or diluted earnings per share.

In June 2009, the FASB issued accounting guidance not yet incorporated in the FASB ASC which improves the relevance, representational faithfulness, and comparability of the financial information that an entity provides in its financial reports regarding a transfer of financial assets and its effects.  In addition, guidance was issued which improves financial reporting for companies involved with variable interest entities.  The Company is currently reviewing the related accounting guidance, which is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009.

In June 2009, the FASB issued exposure draft of Proposed ASU No. 1700-100, “Credit Quality of Financing Receivables and Allowance for Credit Losses.”  This proposed ASU would require enhanced disclosures about the allowance for credit losses and the credit quality of financing receivables, disaggregated by portfolio segment or class.  The Company is currently reviewing these disclosures, which would be effective beginning with the first interim or annual reporting period ending after December 15, 2009.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.”  When a quoted price in an active market for the identical liability is not available, fair value should be measured using the quoted price of an identical liability when traded as an asset; quoted prices for similar liabilities or similar liabilities when traded as assets; or another valuation technique such as the income or market approach.  If a restriction exists that presents the transfer of a liability, a separate adjustment related to the restriction is not required when estimating fair value.  ASU No. 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The ASC was adopted, effective October 1, 2009, and did not have any material impact on the Company’s financial position or results of operation.

In August 2009, the FASB issued exposure draft of Proposed ASU No. 1710-100, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.”  This proposed ASU provides amendments that would require disclosure of the effect of reasonable possible alternative Level 3 inputs on fair value measurements; transfers in or out of level 1 and 2 inputs; and activity in Level 3 fair value measurements on a gross basis rather than net.  In addition, the proposed ASU would clarify existing disclosures related to the level of disaggregation and inputs and valuation techniques.  The Company is currently reviewing these disclosures.  The level 3 sensitivity disclosures would be effective for interim and annual reporting periods ending after March 15, 2010.  All other disclosures would be effective for interim and annual periods ending after December 15, 2009.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

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

The financial statements have been prepared in conformity with U.S. generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions, which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the years covered.  Actual results could differ significantly from these estimates and assumptions.  Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses, impairment of securities and the fair value of financial instruments.

   The Bank's operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of Thrift Supervision (“OTS”).  The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets.  To better control the impact of changes in interest rates, the Bank has sought to improve the match between asset and liability maturities or repricing periods and rates by emphasizing the origination of adjustable-rate mortgage loans, other loans with greater interest rate sensitivities than long-term, fixed rate loans and maintaining securities and advances from FHLB portfolio primarily with maturities of less than ten years.  The Bank is also emphasizing transaction accounts, which are core deposits and are treated favorably in measurement of interest rate risk.

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

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(3)	Business Combination

On November 7, 2008, the Company acquired KLT Bancshares, Inc., the parent company of Farley State Bank.  Shareholders of Farley State Bank received total merger consideration of $4.5 million, consisting of entirely cash.  The Company incurred acquisition costs of approximately $251,000.  Fair value adjustments on the assets acquired and liabilities assumed are depreciated or amortized as applicable, over the estimated useful lives of the related assets and liabilities.  The core deposit intangible of $1.1 million are amortized over 10.2 years using the double declining balance method.  The Company recorded fair value accounting adjustments of $422,000, net of income taxes of $247,000 and core deposit intangibles of $665,000, net of income taxes of $391,000.  Based upon Farley State Bank’s stockholders’ equity of $2.5 million, goodwill amounted to approximately $1.2 million at November 7, 2008.  The excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature.   As a result of the acquisition, the Bank will operate two additional full-service offices and expand its market area.

The following table summarizes the assets acquired and liabilities assumed at November 7, 2008, the date of acquisition:

Cash and due from banks	$1,353,137
Federal funds sold	2,234,000
Securities available for sale	9,658,286
Federal Home Loan Bank stock	68,300
Loans, net	20,743,173
Premises and equipment, net	2,775,127
Accrued interest receivable	210,863
Goodwill	1,191,603
Core deposit intangible	1,056,000
Other assets	389,946
Total assets acquired	39,680,435

Deposits	33,964,121
Accrued interest payable	215,834
Advances from borrowers for taxes and insurance	69,896
Other liabilities	40,860
Deferred tax liability	638,468
Total liabilities assumed	34,929,179

Purchase price, including acquisition costs	$4,751,256

The consolidated statements of earnings for the year ended September 30, 2009 include the results of KLT Bancshares, Inc. from November 8, 2008 through September 30, 2009.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the years ended September 30, 2009 and 2008 as though the acquisition had been completed as of the beginning of each year.

	Years Ended September 30,
	2009	2008

Total interest income	$20,165,648	$22,374,586
Total interest expense	(6,682,118)	(10,226,430)
Net interest income	13,483,530	12,148,156

Provision for loan losses	(1,992,840)	(2,723,175)
Total noninterest income	2,265,315	2,426,818
Total noninterest expense	(11,800,603)	(9,823,271)

Earnings before income taxes	1,955,402	2,028,528
Income taxes	(584,158)	(451,000)
Net earnings	$1,371,244	$1,577,528
Pro forma basic and diluted earnings per share	$0.38	$0.39

The pro forma results of operations do not purport to be indicative of the results that would actually have been obtained had the acquisition occurred on the date indicated or which my be obtained in the future.

(4)	Securities

Securities are summarized as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for sale - debt securities:
Federal agency obligations	$9,950,308	$600,055	$—	$10,550,363
State and municipal obligations	9,765,909	348,672	(199,957)	9,914,624
Agency mortgage-backed securities	8,822,806	134,812	(808)	8,956,810
	28,539,023	1,083,539	(200,765)	29,421,797
Available for sale - equity securities	271,990	27,199	—	299,189
	$28,811,013	$1,110,738	$(200,765)	$29,720,986

Weighted-average rate	4.62%

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for sale - debt securities:
Federal agency obligations	$13,422,143	$480,901	$—	13,903,044
State and municipal obligations	11,714,464	46,438	(82,041)	11,678,861
Agency mortgage-backed securities	14,007,011	35,110	(52,970)	13,989,151
	39,143,618	562,449	(135,011)	39,571,056
Available for sale - equity securities	544,450	—	(72,935)	471,515
	$39,688,068	$562,449	$(207,946)	$40,042,571

Weighted-average rate	4.56%

During 2009, the Company sold a portion of one equity security, recognizing a loss of $72,440, which is included in gain on sale of securities available for sale.  In addition, the Company determined that an other-than–temporary impairment loss was required on the remaining investment in accordance with FASB ASC 320-10, “Investments – Debt and Equity Securities.”  The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuer, the ability to recover its initial cost basis within a reasonable period of time and adverse changes to expected cash flows.

Based on these factors, the Company recorded an other-than-temporary impairment loss on the equity security of $113,126.  At September 30, 2009, the carrying value of the equity security was $299,189.

Weighted-average rates are based on the coupon rate at the balance sheet dates.  Actual yields are expected to be lower and is affected by prepayments and related premium amortization.  At September 30, 2009 and 2008, mortgage-backed securities included adjustable-rate mortgage loans of $3,775,929 and $4,815,649, respectively.  Mortgage-backed securities pledged to secure certain deposits were $4,264,967 at September 30, 2009.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Securities having a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
September 30, 2009
Available for sale - debt securities:
State and municipal obligations	$—	$—	$3,117,032	$(199,957)	$3,117,032	$(199,957)
Agency mortgage-backed securities	—	—	874,259	(808)	874,259	(808)
	$—	$—	$3,991,291	$(200,765)	$3,991,291	$(200,765)

September 30, 2008
Available for sale- debt securities:
State and municipal obligations	$—	$—	$4,773,162	$(82,041)	$4,773,162	$(82,041)
Agency mortgage-backed securities	—	—	9,125,713	(52,970)	9,125,713	(52,970)
Available for sale- equity securities	130,279	(19,548)	341,236	(53,387)	471,515	(72,935)
	$130,279	$(19,548)	$14,240,111	$(188,398)	$14,370,390	$(207,946)

The Company believes unrealized losses are related to changes in market interest rates and not the credit quality of the issuers.

State and Municipal Obligations (5 issues).  The unrealized losses on the Company’s state and municipal obligations were caused primarily by changes in interest rates and not credit quality.  One state and municipal obligation had an unrealized loss of $193,000 and represented approximately 97% of the total unrealized loss on such securities.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary impaired credit related losses at September 30, 2009.

Four state and municipal obligations amounting to $560,000 had a credit rating of A or better.  One state and municipal obligation of $2.6 million was not rated.

Mortgage-backed Securities (3 issues).  The unrealized losses on the Company’s mortgage-backed securities and agency collateralized mortgage obligation were caused primarily by changes in interest rates and not credit quality.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporary impaired credit related losses at September 30, 2009.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Maturities of debt securities at September 30, 2009 are summarized as follows:

	Available for Sale
	Amortized	Market
	Cost	Value

Due within one year	$2,250,669	$2,309,230
Due after one through five years	10,084,748	10,757,411
Due after five through ten years	2,903,310	3,052,066
Due after ten years	4,477,490	4,346,280
	19,716,217	20,464,987
Agency mortgage-backed securities	8,822,806	8,956,810
	$28,539,023	$29,421,797

At September 30, 2009, securities with a carrying value of approximately $5,137,802 are callable at the discretion of the issuer prior to the maturity date.  Securities in the amount of $15,228,408 were pledged to secure certain deposits at September 30, 2009.

Gross proceeds, gross realized gains and gross realized losses from sales of available for sale securities were $11,283,720, $255,163 and $149,250, respectively for the year ended September 30, 2009.  Gross proceeds, gross realized gains and gross realized losses from sales of available for sale securities were $17,743,207, $135,303 and $0, respectively, for the year ended September 30, 2008.

(5)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	2009	2008

Real estate loans:
Single-family, 1-4 units	$54,600,743	$40,727,011
Multi-family, 5 or more units	29,195,176	17,368,034
Construction	69,173,527	90,482,099
Commercial	122,627,930	102,363,966
Commercial business loans	22,471,956	17,805,117
Consumer loans	15,022,844	9,919,979
	313,092,176	278,666,206
Allowance for losses	(3,536,837)	(2,633,298)
Loans in process	(7,032,403)	(19,027,587)
Unearned discounts	(13,068)	(13,068)
Deferred loan fees, net	(263,771)	(278,996)
	$302,246,097	$256,713,257

Weighted-average rate	6.33%	6.46%

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Adjustable-rate loans included in the loan portfolio amounted to $106,670,009 and $96,031,839 at September 30, 2009 and 2008, respectively.  Loans serviced for the benefits of others amounted to $14,050,318 and $10,742,912 at September 30, 2009 and 2008, respectively.

Real estate construction loans are secured by the following:

	2009	2008

Single-family, spec	$9,055,528	$13,247,325
Single-family, custom built	6,764,889	6,346,275
Multi-family, 5 or more units	2,610,000	821,090
Development	13,620,379	36,669,828
Commercial	37,122,731	33,397,581
	$69,173,527	$90,482,099

Following is a summary of activity in allowance for loan losses:

	2009	2008

Balance, beginning of year	$2,633,298	$3,010,904
Loan charge-offs	(935,777)	(2,395,909)
Loan recoveries	18,275	137,128
Allowance acquired by acquisition	252,129	—
Provision charged to expense	1,568,912	1,881,175
Balance, end of year	$3,536,837	$2,633,298
A summary of nonperforming loans follows:

	2009	2008

Nonaccrual loans	$67,123	$8,218,713
Accruing loans past due 90 days or more	—	—
Impaired loans	2,648,065	—
Total nonperforming loans	$2,715,188	$8,218,713

Allowance for losses on nonperforming loans	$315,858	$437,523

Nonperforming loans with no allowance for loan losses	$—	$—

Average balance of nonperforming loans	$2,859,948	$4,598,203

Interest income that would have been recognized	$18,861	$150,281

Interest income recognized	$3,166	$8,831

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At September 30, 2009 and 2008 these loans amounted to $4,914,038 and $6,263,049, respectively.

Following is a summary of loans to directors, executive officers and associates of such persons in excess of $60,000 in the aggregate for the year ended September 30, 2009:

Balance, beginning of year	$575,409
Additions	-
Repayments	(490,378)
Balance, end of year	$85,031

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

(6)	Premises and Equipment, Net

Premises and equipment, net are summarized as follows:

	2009	2008

Land	$3,717,466	$2,430,041
Land for future branch location	—	600,000
Office buildings	8,964,933	6,665,992
Furniture and equipment	4,754,255	3,563,844
Building-in-progress	—	580,070
	17,436,654	13,839,947
Less accumulated depreciation	4,734,027	4,049,610
	$12,702,627	$9,790,337

Depreciation expense for 2009 and 2008 was $684,417 and $570,422, respectively.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank leases the land for one branch office located in Kansas City.  The lease expires in November 2021.  The Bank has four successive options to extend the lease term for five years each and a fifth option for a three year period.  Rent expense for both 2009 and 2008 amounted to $91,622.  Future minimum lease payments are summarized as follows:

October 1, 2009 to September 30, 2010	$91,622
October 1, 2010 to September 30, 2011	92,386
October 1, 2011 to September 30, 2012	100,784
October 1, 2012 to September 30, 2013	100,784
October 1, 2013 to September 30, 2014	100,784
After September 30, 2014	722,287
$1,208,647

(7)	Foreclosed Real Estate, Net

Foreclosed real estate, net is summarized as follows:

	2009	2008

Foreclosed real estate	$2,822,423	$4,936,355
Allowance for losses	—	—
	$2,822,423	$4,936,355

Foreclosed real estate at September 30, 2009 included six one-to-four family properties, one one-to-four family construction property, one multi-family property, one residential land development property, one commercial retail property, three residential lots and two commercial lots.

Following is a summary of activity in allowance for losses:

	2009	2008

Balance, beginning of year	$—	$—
Gain on sale	23,932	53,183
Charge-offs	(1,365,113)	(363,755)
Provision charged to expense	1,341,181	310,572
Balance, end of year	$—	$—

(8)	Goodwill and Core Deposit Intangible, Net

Goodwill was recognized in connection with the acquisition of KLT Bancshares, Inc., the parent company of Farley State Bank, in November 2008.  Under FASB ASC 350, “Intangibles - Goodwill and Other,” goodwill is tested for impairment annually or more frequently, if necessary, utilizing a two-step methodology.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The first step requires that the Company compare the fair value of a reporting unit with its carrying amount.  If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired.  If the carrying value exceeds the fair value of the reporting unit, the second step is performed to determine the amount of impairment, if any.  The second step compares the implied value of the reporting unit’s goodwill with the carrying amount of such goodwill.  The implied value of goodwill is the excess of the fair value of the reporting unit over the aggregate fair values of the individual assets, liabilities and identifiable assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

Management determined that the Bank is the reporting unit for purposes of evaluating goodwill.  Under the first step, the fair value of the reporting unit was determined using recent deal metrics obtained from comparable banks from an independent third party, including deal value to total assets, deal value to tangible book value, deal value to last twelve months net earnings and a control premium.

After weighting each valuation approach, the fair value of the Bank was determined to exceed the carrying amount.  As a result, goodwill was not impaired at September 30, 2009.

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

September 30, 2009

Core deposit intangible	$1,056,000
Accumulated amortization	(190,667)
$865,333

The core deposit intangible is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Amortization expense on core deposit intangible for the years ended September 30, 2009 and 2008 was $190,667 and $0, respectively.

Estimated amortization expense on core deposit intangible for the next five years is as follows:

Year ended September 30, 2010	$170,000
Year ended September 30, 2011	137,000
Year ended September 30, 2012	110,000
Year ended September 30, 2013	89,000
Year ended September 30, 2014	71,000

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(9)	Deposits

Deposits are summarized as follows:

Description and interest rate	2009	2008

Non-interest bearing NOW accounts	$21,494,001	$14,869,181
NOW accounts, .50% and .85%, respectively	27,491,640	21,694,726
Statement accounts, .30% and .30%, respectively	9,745,346	7,257,784
Money market accounts, 1.48% and 2.72%, respectively	80,679,977	61,370,844
Total transaction accounts	139,410,964	105,192,535
Certificates:
0.75 - 1.49%	46,021,988	—
1.50 - 1.99%	38,241,719	—
2.00 - 2.99%	17,342,663	60,858,183
3.00 - 3.99%	28,548,107	34,745,328
4.00 - 4.99%	5,469,010	15,732,752
5.00 - 5.99%	1,168,823	3,235,039
Total certificates, 2.00% and 3.08%, respectively	136,792,310	114,571,302
Total deposits, 1.49% and 2.47%, respectively	$276,203,274	$219,763,837

At September 30, 2009 and 2008, deposits included brokered certificates of $28,710,000 and $15,000,000, respectively. Approximately $26.0 million of brokered deposits matures within one year, $710,000 in 2012 and $2.0 million in 2014.

Certificate maturities are summarized as follows:

	2009	2008

First year	$108,355,733	$89,574,562
Second year	10,356,733	14,843,151
Third year	9,137,490	6,192,967
Fourth year	3,897,198	1,735,327
Fifth year	5,045,156	2,225,295
	$136,792,310	$114,571,302

Transaction accounts and certificates in denominations of $100,000 or more amounted to $61,335,542 and $63,560,324 at September 30, 2009, respectively, and $40,069,184 and $44,204,202 at September 30, 2008, respectively.  Generally, deposits in excess of $250,000 are not Federally insured. Substantially all certificates of $100,000 or more mature within one year.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Interest on deposits is summarized as follows:

	2009	2008

NOW accounts	$190,936	$305,856
Passbook accounts	28,365	21,198
Money market accounts	1,498,587	2,223,297
Certificates	3,391,602	4,770,711
	$5,109,490	$7,321,062

Deposits from directors, executive officers and other affiliates were not material to total deposits at September 30, 2009 and 2008.

(10)	Advances from Federal Home Loan Bank of Des Moines and MIB Line of Credit

Fixed-rate advances from FHLB of Des Moines are summarized as follows:

Final	Average Interest Rate
Maturity Date	at September 30, 2009	2009	2008

Within one year	1.45%	$34,866,000	$48,000,000
After one through three years	3.04	26,274,862	19,866,000
After three through five years	2.83	8,000,000	1,374,870
		$69,140,862	$69,240,870

Weighted-average rate		2.21%	2.58%

Principal maturities at September 30, 2009 are summarized as follows:

October 1, 2009 to September 30, 2010	$34,966,008
October 1, 2010 to September 30, 2011	11,100,008
October 1, 2011 to September 30, 2012	15,074,846
October 1, 2012 to September 30, 2013	3,000,000
October 1, 2013 to September 30, 2014	5,000,000
$69,140,862

At September 30, 2009, advances from FHLB of Des Moines are secured by FHLB stock and one-to-four family, home equity, multi-family, commercial real estate and non-real estate loans amounting to $82,308,345.  The Bank had remaining credit available under the FHLB advance program of $13.2 million at September 30, 2009. The Bank currently has $5.0 million in available credit at MIB with no amount borrowed as of September 30, 2009.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(11)	Securities Sold Under Agreement to Repurchase

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

	Rate at
	September 30,
Maturity Date	2009	2009	2008

June 26, 2012	3.34%	$365,052	$569,102

Open line	2.68%	181,967	243,398

Total, 3.12% and 4.45%		$547,019	$812,500

Market value of securities		$1,524,646	$3,991,155

Average balance of borrowings		$658,994	$1,426,793

Maximum balance at any month end		$855,407	$2,197,390

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

(12)	Income Taxes

The Company and Bank file consolidated income tax returns.  The Bank is permitted to make additions to the tax bad debt reserve using the experience method.

The components of the net deferred tax asset are summarized as follows:

	2009	2008

Deferred tax liabilities:
FHLB stock dividends	$(140,625)	$(140,625)
Unrealized gain on securities available for sale	(326,626)	(131,166)
Purchase accounting adjustments	(548,205)	—
Other	(9,426)	—
	(1,024,882)	(271,791)
Deferred tax assets:
Accrued income and expense and deferred loan fees	216,819	270,493
Allowance for losses on loans	1,229,002	987,486
Book over tax depreciation	141,412	118,874
Book over tax benefit plan expense	176,009	164,749
Other	—	9,759
Total deferred tax assets	1,763,242	1,551,361
Net deferred tax asset	$738,360	$1,279,570

The provisions of FASB ASC 942-740-35, “Financial Services – Depository and Lending – Income Taxes,” require the Bank to establish a deferred tax liability for the effect of the tax bad debt reserves over the amounts at September 30, 1988.  The Bank’s tax bad debt reserves were $3,588,000 at September 30, 1988.  The estimated deferred tax liability on such amount is approximately $1,220,000, which has not been recorded in the accompanying financial statements.  If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

Income taxes are summarized as follows:

	2009	2008
Current:
Federal	$625,000	$575,000
State	116,000	64,000
	741,000	639,000
Deferred:
Federal	(25,000)	59,000
State	(45,000)	8,000
	(70,000)	67,000
	$671,000	$706,000

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the Federal statutory corporate tax rate as follows:

	Percentage of Earnings
	Before Income Taxes
	2009	2008
Federal statutory income tax rate	34.0%	34.0%
Increases (decreases) in tax rate:
Tax exempt income	(6.6)	(6.0)
Change in cash surrender value of BOLI	(6.1)	(5.7)
Nondeductible capital loss	2.6	—
Nondeductible stock option expense	0.5	0.8
State taxes, net of Federal tax benefit	1.9	1.8
Average fair value versus cost of ESOP shares	0.1	0.9
Other, net	1.0	1.3
Tax rate	27.4%	27.1%

(13)	Employee Benefits

Defined Contribution Pension Plan (401(k) Plan)

The Bank maintains a defined contribution pension plan, which covers substantially all employees.  Participants can contribute from 2% to 15% of their salary of which the Bank will match 50% of the employee contribution, up to a maximum of 5% of the employee’s salary.  Participants are fully vested after five years of service.  Pension plan expense was $71,944 and $62,717 for 2009 and 2008, respectively.

Directors’ Benefit Plans

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

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

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

The Bank also provides postretirement medical benefits to directors, elected before 1994, and their spouses.  The liability for such benefits is unfunded.  The accumulated postretirement benefit obligation, which represents the present value of the estimated future benefits payable to plan participants attributed to service rendered to date, will be recognized on a delayed basis as a component of net periodic cost for postretirement medical benefits.

Postretirement medical benefits for three directors and their spouses have been amended from the current plan of lifetime health insurance coverage to benefits of $500 per month for each of the directors and spouses, not to exceed twenty years.

The following table sets forth each plan’s funded status and amounts recognized in other liabilities in the financial statements:

	Retirement Plan		Postretirement Medical Benefits
	2009	2008	2009	2008

Accumulated benefit obligation	$(194,317)	$(205,310)	$(221,623)	$(240,160)
Under (over) accrual	(7,580)	(7,580)	10,732	10,732
Accrued benefit cost	$(201,897)	$(212,890)	$(210,891)	$(229,428)

A reconciliation of the accumulated retirement and postretirement benefit obligations are summarized as follows:

	Retirement Plan		Postretirement Medical Benefits
	2009	2008	2009	2008

Balance, beginning of year	$(205,310)	$(222,934)	$(240,160)	$(257,426)
Service cost	(2,597)	(2,597)	(6,685)	(6,685)
Interest cost	(11,292)	(13,376)	(11,967)	(14,712)
Benefits paid	31,000	31,000	45,149	38,163
Actuarial (loss) gain	(6,118)	2,597	(7,960)	500
Balance, end of year	$(194,317)	$(205,310)	$(221,623)	$(240,160)

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for the medical plan is 14% for 2009 and thereafter.  The effect of increasing the assumed health care trend rates by one percentage point on the accumulated postretirement benefit obligation and the components of the net periodic cost for postretirement medical benefits at or for the years ended September 30, 2009 and 2008 was considered immaterial.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The weighted-average discount rates used in determining the accumulated benefit obligations were 5.50% at September 30, 2009 and 6.00% at September 30, 2008 and for the years ended September 30, 2009 and 2008, respectively.

The components of the net periodic cost for the retirement and postretirement medical benefits are summarized as follows:

	Retirement Plan		Postretirement Medical Benefits
	2009	2008	2009	2008

Service cost	$2,597	$2,597	$6,685	$6,685
Interest cost	11,292	13,376	11,967	14,712
Amortization of transition obligation	—	—	12,538	12,538
Amortization of prior service cost	7,526	7,526	(9,665)	(9,665)
Amortization of actuarial gain	(2,976)	(2,101)	(21,813)	(21,368)
Net periodic cost	$18,439	$21,398	$(288)	$2,902

Benefits expected to be paid in each of the next five years and in the aggregate for the five years thereafter are summarized as follows:

	Retirement Plan	Postretirement Medical Benefits

October 1, 2009 to September 30, 2010	$23,000	$41,955
October 1, 2010 to September 30, 2011	15,000	46,149
October 1, 2011 to September 30, 2012	15,000	50,930
October 1, 2012 to September 30, 2013	15,000	12,000
October 1, 2013 to September 30, 2014	15,000	12,000
October 1, 2014 to September 30, 2019	75,000	60,000
	$158,000	$223,034

Amounts recognized in accumulated other comprehensive earnings, net are summarized as follows:

	Retirement Plan		Postretirement Medical Benefits
	2009	2008	2009	2008

Unrecognized transition obligation	$—	$—	$50,138	$62,676
Unrecognized prior service cost	30,103	37,629	(38,658)	(48,323)
Unrecognized actuarial gain	(26,316)	(35,741)	(103,307)	(122,621)
	3,787	1,888	(91,827)	(108,268)
Tax effect	(1,325)	(661)	32,076	37,894
Unrecognized loss (gain), net of taxes	$2,462	$1,227	$(59,751)	$(70,374)

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The estimated amounts that will be amortized from accumulated other comprehensive earnings into net periodic cost for 2010 are as follows:

	Retirement Plan	Postretirement Medical Benefits

Unrecognized transition obligation	$—	$12,538
Unrecognized prior service cost	7,526	(9,665)
Unrecognized actuarial gain	(1,721)	(20,286)
	$5,805	$(17,413)

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

Additional ESOP disclosures are summarized as follows:

	2009	2008

Shares allocated at year end	173,524	153,614
Shares released for allocation at year end	25,350	29,369
Unreleased shares at year end	36,134	61,484
ESOP expense for the year	$189,039	$296,378
Fair value of unreleased ESOP shares at year end	271,366	553,356

ESOP shares prior to the July 11, 2006 conversion date have been adjusted by the exchange ratio of 3.5004.  The ESOP loan from the Company is secured solely by the common stock at an interest rate of 8.25%.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

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

The Company has estimated the fair value of awards granted for the year ended September 30, 2009 under its stock option plan utilizing the Black-Scholes pricing model to be $1.82.  The assumptions used in the Black-Scholes model were as follows:

	2009	2008

Expected dividend yield	1.30%	—
Risk-free interest rate	2.77%	—
Expected life of options	7.50 years	—
Expected volatility	23.00%	—

The expected dividend yield is based on the current quarterly dividend in effect at the time of the grant.  The risk-free interest rate is based on the 7-year U.S. Treasury Constant.  The expected life of options is based on the average of the option life of ten years and vesting period of five years.  The expected volatility is based on historical volatility of the Company’s stock.

Stock option compensation expense is as follows:

	2009	2008

Pretax	$46,595	$75,347

After tax	43,550	71,639

Basic and diluted earnings per share	$0.01	$0.02

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

At September 30, 2009, the total unrecognized compensation expense related to nonvested stock options was $103,991 and is expected to be recognized over the weighted-average period of 2.86 years.

Stock options, granted, exercised or forfeited are as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Contractual	Aggregate
	of	Exercise	Term in	Intrinsic
	Shares	Price	Years	Value

Outstanding at September 30, 2007	323,063	$8.42	7.75	$797,568
Granted	-	-	-	-
Exercised	(525)	8.28	-	-
Expired	-	-	-	-
Forfeited	(1,050)	8.28	-	-
Outstanding at September 30, 2008	321,488	$8.40	6.72	396,443
Granted	5,000	6.78	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2009	326,488	$8.37	5.78	$105,303
Exercisable at September 30, 2009	264,321	$7.82	5.38	$101,653
Vested and expected to vest at September 30, 2009	264,321	$7.82	5.38	$101,653

A summary of the total value of options exercised, the amount of cash received from the exercise of stock options and the fair value of shares vested is as follows for the years indicated:

	2009	2008

Intrinsic value of options exercised	$—	$1,076

Cash received from the exercise of options	—	4,347

Fair value of shares vested	189,033	415,793

Shares exercisable and weighted-average exercise prices were 264,321 and $7.82 at September 30, 2009, respectively and 236,162 and $7.58 at September 30, 2008, respectively.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

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

	2009	2008

Pretax	$249,977	$246,588
After tax	$162,485	$160,282

At September 30, 2009, the total unrecognized expense was $626,430 and is expected to be recognized over the next 2.5 years.

A summary of the Company’s nonvested stock award activity for 2009 is as follows:

		Weighted-
		Average
	Number of Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2008	87,520	$11.27
Granted	5,000	6.78
Vested	(21,880)	11.27
Forfeited	—	—
Nonvested at September 30, 2009	70,640	$11.03

(14)	Stockholders’ Equity and Minimum Regulatory Capital Requirements

On August 23, 1993 the Bank completed its reorganization from a state-chartered mutual savings bank into a Federal mutual holding company.  The reorganization was accomplished through a purchase and assumption of assets and liabilities whereby the Bank (i) incorporated a Missouri-chartered stock savings bank; (ii) converted the Bank's charter to a Federally-chartered mutual holding company; (iii) transferred substantially all of the Bank's assets and liabilities to the newly formed stock savings bank in exchange for 800,000 shares of common stock; and (iv) adopted a new charter issued by the Office of Thrift Supervision (“OTS”) changing its form to that of a federally chartered mutual holding company known as Liberty Savings Mutual Holding Company (“MHC”).

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

As part of the conversion, Liberty Bancorp sold 2,807,383 shares of common stock at a price of $10.00 per share representing the majority ownership of Liberty Savings Bank that was held by Liberty Savings Mutual Holding Company.  At the conclusion of the conversion, existing public stockholders of Liberty Savings Bank were issued 3.5004 shares of Liberty Bancorp, Inc. in exchange for each share of Liberty Savings Bank common stock, or 1,952,754 shares. Fractional shares in the aggregate, or 36 shares, were redeemed for cash.  Total shares outstanding after the offering and the exchange totaled 4,760,137 shares.   Net proceeds from the sale of common stock in the offering were $25,647,944, after deduction of conversion costs of $1,257,890, and unearned compensation related to shares issued to the ESOP of $1,167,996.  In addition, as part of the Conversion and dissolution of Liberty Savings Mutual Holding Company, the Bank received $694,397 of cash previously held by the MHC.  The Company retained 50% of the net conversion proceeds less funds to originate a loan to a trust for the ESOP, and used the balance of the net proceeds to purchase all of the stock in the Bank in the Conversion.

 On May 21, 2009 a fourth stock repurchase program was approved to acquire up to 365,537, or 10%, of the Company’s common stock.  Repurchases will be conducted through open market purchases or privately negotiated transactions, from time to time depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company. The Company repurchased 40,808 shares under this program.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines, the Bank must meet specific guidelines, which involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors.  At September 30, 2009, the Bank met all capital adequacy requirements.

The Bank is also subject to the regulatory framework for prompt corrective action. At September 30, 2009 and 2008, the most recent notification from the regulatory agencies categorized the Bank as well capitalized.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the dates of the aforementioned notifications which management believes have changed the Bank's category.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios at September 30, 2009 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$41,027
Computer software costs	(191)
Goodwill and core deposit intangible	(2,057)
Unrealized gain, net – benefit plans	(57)
Unrealized gain on securities AFS, net	(556)
Tangible capital	$38,166	9.8%	$5,835	1.5%
General valuation allowance	3,519

Total capital to risk-weighted assets	$41,685	12.7%	$26,302	8.0%	$32,877	10.0%

Tier 1 capital to risk-weighted assets	$38,166	11.6%	$13,151	4.0%	$19,726	6.0%

Tier 1 capital to total assets	$38,166	9.8%	$15,559	4.0%	$19,449	5.0%

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

The Bank’s actual and required capital amounts and ratios at September 30, 2008 are as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$38,863
Computer software costs	(192)
Unrealized gain, net – benefit plans	(69)
Unrealized gain on securities AFS, net	(269)
Tangible capital	$38,333	11.5%	$4,983	1.5%
General valuation allowance	2,633

Total capital to risk-weighted assets	$40,966	14.4%	$22,741	8.0%	$28,426	10.0%

Tier 1 capital to risk-weighted assets	$38,333	13.5%	$11,371	4.0%	$17,056	6.0%

Tier 1 capital to total assets	$38,333	11.5%	$13,288	4.0%	$16,610	5.0%

An OTS regulation restricts the Bank’s ability to make capital distributions, including paying dividends.  The regulations do not permit cash dividend payments if the Bank’s capital would be reduced below the amount of the minimum capital requirements or the liquidation account.  The OTS may impose other restrictions.  During the year ended 2009, the Bank paid a $660,000 dividend to Liberty Bancorp, Inc.

During the years ended September 30, 2009 and 2008, the Company paid cash dividends of $366,120 and $402,956, respectively.

(15)	Off-Balance Sheet Risk, Commitments and Contingencies

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

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Commitments to originate loans are legally binding agreements to lend to the Company's customers.  Letters of credit are unconditional commitments issued by the Company to guarantee the performance of the borrower to a third party.

The following table sets forth information regarding off-balance sheet financial instruments as of September 30, 2009:

	Fixed-Rate	Adjustable- Rate
Off-balance sheet financial instruments:

Commitments to originate loans	$3,562,841	4,209,636

Commitments for unused lines of credit	$302,016	11,970,663

Commitments for undisbursed loans	$2,286,855	4,745,548

Commitments for letters of credit	$219,253	—

Interest rates on these fixed-rate loans generally ranged from 4.91% to 8.50%.

At September 30, 2009, there was no known pending litigation or other claims that management believes will be material to the Company’s financial position.

(16)	Fair Value Measurements and Financial Instruments

Fair Value Measurements

Effective October 1, 2008, the Company adopted the provisions included in FASB ASC 820-10, “Fair Value Measurements,” for financial assets and liabilities.  In accordance with FASB 820-10-65, the Company will delay application of the transition content in FASB ASC 820 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, until October 1, 2009.

FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

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

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1, Level 2 and Level 3 inputs.  For equity securities, the Company obtains market quotes for its investment in common stock.

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

The fair value of Level 3 debt securities are determined by the appraisal of the underlying collateral, discounted cash flow analysis, or other internally developed estimates that incorporate market-based assumptions.

Impaired loans are carried at fair value utilizing Level 3 inputs, consisting of appraisals of underlying collateral or discounted cash flow analysis.  The Company considers a loan to be impaired under FASB ASC 310-10-15 when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis.  Impairment losses are recognized through an increase in the allowance for loan losses and provision for loan losses, included in earnings for the period. The types of loans for which impairment under FASB ASC 310-10-15 is measured include nonaccrual income property loans (excluding those loans included in the homogenous portfolio which are collectively reviewed for impairment), large, nonaccrual single-family loans and troubled debt restructurings.  Valuation allowances are established for impaired loans under FASB ASC 310-10-15 for the difference between the loan amount and the fair value of collateral and estimated selling costs.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate, utilizing Level 2 inputs as determined based on expected proceeds from outstanding commitments from investors.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis at September 30, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Available for sale securities:
Debt securities:
Federal agency obligations	$-	$10,550,363	$-	$10,550,363
State and municipal obligations	-	6,933,639	2,980,985	9,914,624
Mortgage-backed securities	-	8,709,731	-	8,709,731
Collateralized mortgage obligations	-	247,079	-	247,079
Equity securities	299,189	-	-	299,189
	$299,189	$26,440,812	$2,980,985	$29,720,986

Level 3 Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs:

State and Municipal Obligations
Balance at October 1, 2008	$3,205,908

Total unrealized losses included in other comprehensive earnings	(203,462)
Purchases	4,512
Principal collections	(25,973)
Balance at September 30, 2009	$2,980,985

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis at September 30, 2009 include nonperforming loans of $2,715,188, which are collateral dependent utilizing Level 3 inputs and loans held for sale of $459,270, utilizing Level 2 inputs.

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Following is a summary of activity in the allowance for losses on nonperforming loans:

2009
Balance at beginning of year	$437,523
Charge-offs	(646,957)
Recoveries	—
Provision charged to expense	525,292
Balance at end of year	$315,858

Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments under FASB ASC 825-10 “Financial Instruments,” are summarized as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Non-trading instruments and nonderivatives:
Cash and cash equivalents	$26,512,327	$26,512,327	$8,084,603	$8,084,603
Securities available for sale	20,764,176	20,764,176	26,053,420	26,053,420
Stock in FHLB of Des Moines	3,910,100	3,910,100	3,576,300	3,576,300
Mortgage-backed securities - available for sale	8,956,810	8,956,810	13,989,151	13,989,151
Loans receivable, net	302,246,097	314,679,761	256,713,257	262,427,542
Loans held for sale	459,270	459,270	877,246	877,246
Accrued interest receivable	1,557,970	1,557,970	1,640,478	1,640,478
Deposits	276,203,274	278,379,493	219,763,837	220,125,700
Accrued interest on deposits	307,911	307,911	297,656	297,656
Advances from FHLB of Des
Moines	69,140,862	69,784,806	69,240,870	68,890,734
Securities sold under agreement to repurchase	$547,019	$542,643	$812,500	$806,000

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

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

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

(17)	Parent Company Only Financial Statements

The following balance sheets and statements of earnings and cash flows for Liberty Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

September 30, 2009 and 2008

	2009	2008
Assets
Cash and cash equivalents	$1,659,607	$1,084,524
Investment in subsidiary	41,027,794	38,863,988
Securities available for sale (“AFS”)	299,189	471,515
ESOP note receivable	283,147	490,439
Loans receivable, net of allowance for loan losses of $0	470,510	3,085,454
Accrued interest receivable – loans	1,663	7,420
Other assets	61,603	41,710
Total assets	$43,803,513	$44,045,050

Liabilities and Stockholders' Equity
Other liabilities	$18,822	28,307
Accrued income taxes	—	7,639
Total liabilities	18,822	35,946
Stockholders' equity:
Common stock	47,617	47,617
Treasury stock, at cost	(11,100,506)	(8,632,753)
Additional paid-in capital	32,600,040	32,320,258
Common stock acquired by ESOP	(268,805)	(474,634)
Accumulated other comprehensive earnings, net	640,636	292,484
Retained earnings - substantially restricted	21,865,709	20,456,132
Total stockholders' equity	43,784,691	$44,009,104
Total liabilities and stockholders' equity	$43,803,513	44,045,050

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Statements of Earnings

Years Ended September 30, 2009 and 2008

	2009	2008
Interest and dividend income:
Loans receivable	$90,689	$103,301
ESOP note receivable	40,461	58,322
Other interest-earning assets	15,501	135,327
Total interest income	146,651	296,950
Dividend income - BankLiberty	660,000	—
Total interest and dividend income	806,651	296,950
Loss on sale of equity securities – AFS	(72,440)	—
OTTI loss on equity security	(113,126)	—
Noninterest expense	(308,579)	(305,080)
Earnings (loss) before income taxes and equity in
undistributed earnings of the Bank	312,506	(8,130)
Income tax benefit	60,000	3,000
Net earnings (loss) before equity in earnings of Bank	372,506	(5,130)
Earnings of subsidiary in excess of dividends received	1,403,191	1,926,658
Net earnings	$1,775,697	$1,921,528

LIBERTY BANCORP, INC.

Notes to Consolidated Financial Statements

Statements of Cash Flows

Years Ended September 30, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net earnings	$1,775,697	$1,921,528
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Equity in undistributed net earnings of BankLiberty	(2,063,191)	(1,926,658)
OTTI loss on equity security	113,126	—
Decrease (increase) in:
Accrued interest receivable	5,757	2,520
Other assets	(46,878)	(2,959)
Increase (decrease) in;
Other liabilities	(9,485)	14,807
Accrued income taxes	(7,639)	(32,519)
Net cash provided by (used for) operating activities	(232,613)	(23,281)
Cash flows from investing activities:
Net change in loans receivable	2,614,944	(1,485,454)
Proceeds from sale of equity securities	159,333	—
Dividend from subsidiary	660,000	—
Purchase of securities available for sale	—	(149,826)
Repayment of ESOP loan	207,292	216,496
Net cash provided by (used for) investing activities	3,641,569	(1,418,784)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	4,347
Cash dividends	(366,120)	(402,956)
Repurchase of common stock	(2,467,753)	(8,632,753)
Other	—	989
Net cash provided by (used for) financing activities	(2,833,873)	(9,030,373)
Net increase (decrease) in cash and cash equivalents	575,083	(10,472,438)
Cash and cash equivalents at beginning of year	1,084,524	11,556,962
Cash and cash equivalents at end of year	$1,659,607	$1,084,524

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BANCORP, INC.

Date: December 21, 2009	By:	/s/ Brent M. Giles
Brent M. Giles
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brent M. Giles	Date: December 21, 2009
Brent M. Giles
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Marc J. Weishaar	Date: December 21, 2009
Marc J. Weishaar
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Daniel G. O’Dell	Date: December 21, 2009
Daniel G. O’Dell
Chairman of the Board

By:	/s/ Ralph W. Brant, Jr.	Date: December 21, 2009
Ralph W. Brant, Jr.
Director

By:	/s/ Robert T. Sevier	Date: December 21, 2009
Robert T. Sevier
Director

By:	/s/ Steven K. Havens	Date: December 21, 2009
Steven K. Havens
Director