Form 10-Q
period 2009-12-31
LIBERTY BANCORP INC
filed 2010-02-12
CIK 1353268

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  .  No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding February 10, 2010
Common Stock, par value $0.01 per share	3,600,261

LIBERTY BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2009

INDEX

LIBERTY BANCORP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(Unaudited)

	December 31,	September 30,
Assets	2009	2009
Cash and due from banks	$12,457,298	26,512,327
Federal funds sold	25,324,000	-
Total cash and cash equivalents	37,781,298	26,512,327
Securities available for sale- taxable, at market value (amortized cost
of $15,746,523 and $10,222,298, respectively)	15,991,967	10,849,552
Securities available for sale - non-taxable, at market value (amortized
cost of $9,734,337 and $9,765,909, respectively)	9,854,081	9,914,624
Mortgage-backed securities - available for sale, at market value
(amortized cost of $7,361,814 and $8,822,806, respectively)	7,482,002	8,956,810
Stock in Federal Home Loan Bank ("FHLB") of Des Moines	3,360,000	3,910,100
Loans receivable, net of allowance for loan losses
of $4,002,403 and $3,536,837, respectively	299,194,625	302,246,097
Loans held for sale	2,800,889	459,270
Premises and equipment, net	12,581,175	12,702,627
Bank-owned life insurance ("BOLI")	9,084,979	8,975,562
Foreclosed real estate, net	2,030,232	2,822,423
Accrued interest receivable	1,509,467	1,557,970
Goodwill	1,191,603	1,191,603
Core deposit intangible, net	820,167	865,333
Other assets	2,642,420	1,433,540
Total assets	$406,324,905	392,397,838

Liabilities and Stockholders' Equity
Deposits	$288,321,508	276,203,274
Accrued interest payable	244,354	307,911
Advances from FHLB of Des Moines	65,115,860	69,140,862
Securities sold under agreement to repurchase	591,753	547,019
Advances from borrowers for taxes and insurance	106,642	1,079,264
Other liabilities	7,566,401	1,334,817
Total liabilities	361,946,518	348,613,147
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares
authorized; shares issued and outstanding - none	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized;
4,761,712 shares issued	47,617	47,617
Treasury stock, at cost, 1,151,902 shares and 1,139,837 shares	(11,236,747)	(11,100,506)
Additional paid-in capital	32,670,310	32,600,040
Common stock acquired by ESOP	(221,660)	(268,805)
Accumulated other comprehensive earnings, net	337,168	640,636
Retained earnings - substantially restricted	22,781,699	21,865,709
Total stockholders' equity	44,378,387	43,784,691
Total liabilities and stockholders' equity	$406,324,905	392,397,838

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Interest income:
Loans receivable	$4,768,587	4,308,606
Mortgage-backed securities	81,030	153,876
Securities - taxable	88,142	190,940
Securities - non-taxable	113,616	141,307
Other interest-earning assets, net of service charges	(1,553)	6,089
Total interest income	5,049,822	4,800,818
Interest expense:
Deposits	983,884	1,464,136
Securities sold under agreement to repurchase	4,343	9,000
Advances from FHLB	407,770	426,259
Total interest expense	1,395,997	1,899,395
Net interest income	3,653,825	2,901,423
Provision for loan losses	438,000	129,055
Net interest income after
provision for loan losses	3,215,825	2,772,368
Noninterest income:
Loan service charges	35,219	21,499
Gain on sale of loans	157,973	20,453
Gain on sale of securities available for sale	245,733	12,843
Change in cash surrender value of BOLI	109,417	109,580
Deposit account and other service charges	355,412	294,081
Total noninterest income	903,754	458,456
Noninterest expense:
Compensation and benefits	1,401,593	1,179,922
Occupancy expense	202,904	184,354
Equipment and data processing expense	317,742	283,430
Operations from foreclosed real estate, net	44,422	175,681
FDIC premium expense	85,295	62,000
Professional and regulatory services	126,774	119,937
Advertising	131,301	66,939
Correspondent banking charges	24,676	33,362
Supplies	34,687	58,107
Amortization of core deposit intangible	45,167	34,666
Other	224,192	190,827
Total noninterest expense	2,638,753	2,389,225
Earnings before income taxes	1,480,826	841,599
Income taxes	476,000	236,000
Net earnings	$1,004,826	605,599
Basic and diluted earnings per share	$0.28	0.16
Dividends per share	$0.025	0.025

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008

Net earnings	$1,004,826	605,599
Other comprehensive earnings:
Reclassification adjustment for gains (loss) in earnings, net of tax
of $(86,006) and $(4,495), respectively	(159,727)	(8,348)
Unrealized gains (losses), net of tax of $(38,388) and
$166,819, respectively	(140,477)	317,815
Amortization of unrecognized gain, net on benefit plans	(3,264)	(3,264)
Comprehensive earnings	$701,358	911,802

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,004,826	605,599
Adjustments to reconcile net earnings to net
cash provided by (used for) operating activities:
Depreciation expense	184,020	155,719
Amortization of core deposit intangible	45,167	34,666
ESOP expense	43,607	51,874
Incentive Plan expense	73,807	75,874
Amortization of premiums and (discounts) on investments, net	1,451	17,803
Amortization of premium on loans	7,667	16,000
Amortization of deferred loan fees, net	(3,728)	(28,510)
Provision for loan losses	438,000	129,055
Loans held for sale - originated	(8,074,306)	(2,272,900)
Loans held for sale - proceeds from sale	5,890,660	1,719,072
(Gain) loss on foreclosed real estate, net	(12,706)	121,942
Gain on sale of securities available for sale	(245,733)	(12,843)
Gain on sale of loans	(157,973)	(20,453)
Increase in cash surrender value of BOLI	(109,417)	(109,580)
Decrease (increase) in:
Accrued interest receivable	48,503	(48,256)
Other assets	(1,084,486)	386,270
Increase (decrease) in:
Accrued interest on deposits and other liabilities	6,005,944	(301,026)
Accrued income taxes	158,819	-
Net cash provided by (used for) operating activities	4,214,122	520,306
Cash flows from investing activities:
Net change in loans receivable	2,609,533	(12,865,605)
Mortgage-backed available for sale:
Principal collections	1,332,431	1,003,930
Proceeds from maturities	128,833	-
Securities available for sale:
Principal collections	26,166	59,221
Purchased	(19,999,800)	-
Proceeds from sales	4,724,990	2,937,611
Proceeds from maturity or call	10,000,000	260,000
Proceeds from foreclosed real estate, net	804,897	332,336
Purchase of stock in FHLB of Des Moines	(172,100)	(678,000)
Redemption of stock in FHLB of Des Moines	722,200	412,500
Purchase of premises and equipment	(62,568)	(255,039)
Cash paid in acquistion of KLT Bancshares, Inc., net	-	(1,041,494)
Net cash provided by (used for) investing activities	$114,582	(9,834,540)

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(Continued)
	Three Months Ended
	December 31,
	2009	2008

Cash flows from financing activities:
Net increase (decrease) in deposits	$12,118,234	12,743,955
Increase (decrease) in advances from
borrowers for taxes and insurance	(972,622)	(834,867)
Proceeds from advances from the FHLB	13,000,000	277,000,000
Repayment of advances from the FHLB	(17,025,002)	(271,025,002)
Securities sold under agreement to repurchase:
Proceeds	2,619,516	1,861,426
Repayments	(2,574,782)	(1,825,979)
Repurchase of common stock	(136,241)	(1,443,092)
Cash dividends	(88,836)	(95,018)
Net cash provided by (used for)
financing activities	6,940,267	16,381,423
Net increase (decrease) in cash and cash equivalents	11,268,971	7,067,189
Cash and cash equivalents at beginning of period	26,512,327	8,084,603
Cash and cash equivalents at end of period	$37,781,298	15,151,792

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits	$1,047,441	1,459,949
Interest on securities sold under agreement to repurchase	4,343	9,000
Interest on advances from FHLB of Des Moines	408,214	413,258
Real estate acquired in settlement of loans	-	3,539,556
Loans originated to finance the sale of foreclosed real estate	-	302,500

Net cash paid in acquisition of KLT Bancshares, Inc.:
Cash paid to Farley State Bank shareholders	$-	(4,500,000)
Acquisition costs paid	-	(128,631)
Total cash payments	-	(4,628,631)
Cash and cash equivalents acquired	-	3,587,137
Net cash paid in acquistion	$-	(1,041,494)

See accompanying notes to unaudited consolidated financial statements.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year or any other interim period.  For additional information, refer to the consolidated financial statements and footnotes thereto of the Company for the year ended September 30, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission (“SEC”) on December 22, 2009.  Subsequent events have been evaluated through February 12, 2010 which is the date the financial statements were filed with the SEC.

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

(3) Business Combination

On November 7, 2008, the Company acquired KLT Bancshares, Inc., the parent company of Farley State Bank (“the acquisition”). Shareholders of KLT Bancshares, Inc. received total merger consideration of $4.5 million, consisting of entirely cash.  The Company incurred acquisition costs of  $251,000.  The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards FASB ASC 805-10-10, “Business Combinations.”  Fair value adjustments on the assets acquired and liabilities assumed are depreciated or amortized as applicable, over the estimated useful lives of the related assets and liabilities.  The core deposit intangible of $1.1 million is amortized over 10.2 years using the double declining balance method.  The Company recorded fair value accounting adjustments of $422,000, net of income taxes of $247,000 and core deposit intangibles of $665,000, net of income taxes of $391,000.  Based upon Farley State Bank’s stockholders’ equity of $2.5 million, goodwill amounted to approximately $1.2 million at November 7, 2008.  The excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature.  As a result of the acquisition, the Bank operates two additional full-service offices which expanded its market area.

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

The consolidated statement of earnings for the three months ended December 31, 2008 include the results of operations of the acquired entity from November 8, 2008 through December 31, 2008.

The following pro forma information, including the effects of the purchase accounting adjustments, summarizes the results of operations for the three months ended December 31, 2009 and 2008 as though the acquisition had been completed as of the beginning of each period.

	Three Months Ended
	December 31,
	2009	2008

Total interest income	$5,049,822	5,007,765
Total interest expense	(1,395,997)	(1,962,985)
Net interest income	3,653,825	3,044,780

Provision for loan losses	(438,000)	(552,983)
Total noninterest income	903,754	472,844
Total noninterest expense	(2,638,753)	(2,614,338)

Income before income taxes	1,480,826	350,303
Income taxes	(476,000)	(149,158)
Net earnings	$1,004,826	201,145

Pro forma basic and diluted earnings per share	$0.28	0.05

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The pro forma results of operations do not purport to be indicative of the results that would actually have been obtained had the acquisition occurred on the date indicated or which may be obtained in the future.

(4)  Earnings Per Share

Following is a summary of basic and diluted earnings per common share for the Company for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,
	2009	2008

Basic earnings per share:

Net earnings	$1,004,826	605,599
Less dividends paid:
Common stock	87,070	92,830
Participating securities	1,766	2,188

Undistributed earnings	$915,990	510,581

Weighted-average basic shares
outstanding	3,515,420	3,748,079
Add: weighted-average participating
securities outstanding	70,640	87,520
Total weighted-average basic shares
and participating securities	3,586,060	3,835,599
outstanding
Distributed earnings per share	$0.02	0.03
Undistributed earnings per share	$0.26	0.13
Net earnings per share	$0.28	0.16

Diluted earnings per share:

Undistributed earnings	$915,990	510,581

Total weighted-average basic shares
and participating securities
outstanding	3,586,060	3,835,599
Add: Dilutive stock options	9,622	18,803
Total weighted-average diluted
shares and participating securities
outstanding	3,595,682	3,854,402

Distributed earnings per share	$0.02	0.03
Undistributed earnings per share	$0.26	0.13
Net earnings per share	$0.28	0.16

Anti-dilutive option shares	49,674	40,555

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(5)  Retirement Benefits

The components of the net periodic cost for postretirement medical benefits are summarized as follows:

	Three Months Ended
	December 31,
	2009	2008

Service cost	$1,671	1,671
Interest cost	3,678	3,678
Amortization of transition obligation	3,134	3,134
Amortization of prior service cost	(2,416)	(2,416)
Amortization of actuarial gain	(5,342)	(5,342)
Net periodic cost	$725	725

Directors’ retirement plan expense was $5,349 for the three month periods ended December 31, 2009 and 2008.   The expense consisted primarily of interest cost.

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

Stock option compensation expense is as follows:

	Three Months Ended
	December 31,
	2009	2008

Pretax	$10,465	14,227

After tax	9,695	13,466

Basic and diluted earnings per share	$0.00	0.00

At December 31, 2009, the total unrecognized compensation expense related to nonvested stock options was approximately $94,000 and is expected to be recognized over the weighted-average period of 2.61 years.

A summary of the Company’s stock option activity under the Plan for the three months ended December 31, 2009 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term in	Intrinsic
	of Shares	Price	Years	Value
Outstanding at October 1, 2009	326,488	$8.37	5.78	$105,303
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2009	326,488	8.37	5.53	105,303
Exercisable at December 31, 2009	264,321	7.82	5.13	101,653
Vested and expected to vest at
December 31, 2009	264,321	$7.82	5.13	$101,653

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended
	December 31,
	2009	2008

Restricted Stock Compensation Expense	$63,342	61,647

At December 31, 2009, the total unrecognized expense was $563,000 and is expected to be recognized over the weighted-average period of 2.25 years.

A summary of the Company’s nonvested restricted stock award activity for the three months ended December 31, 2009 is as follows:

	Number	Weighted-
	of	Average
	Nonvested	Grant Date
	Shares	Fair Value
Nonvested at October 1, 2009	70,640	$11.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2009	70,640	$11.03

(7)  Securities

Securities are summarized as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for sale - debt securities:
U.S. Treasury obligations	$6,500,000	-	-	6,500,000
Federal agency obligations	8,974,533	325,467	(18,825)	9,281,175
State and municipal obligations	9,734,337	293,927	(174,183)	9,854,081
Agency mortgage-backed securities	7,361,814	121,203	(1,015)	7,482,002
	32,570,684	740,597	(194,023)	33,117,258
Available for sale - equity securities	271,990	-	(61,198)	210,792
	$32,842,674	740,597	(255,221)	33,328,050

Weighted-average rate	3.15%

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available for sale - debt securities:
Federal agency obligations	$9,950,308	600,055	-	10,550,363
State and municipal obligations	9,765,909	348,672	(199,957)	9,914,624
Agency mortgage-backed securities	8,822,806	134,812	(808)	8,956,810
	28,539,023	1,083,539	(200,765)	29,421,797
Available for sale - equity securities	271,990	27,199	-	299,189
	$28,811,013	1,110,738	(200,765)	29,720,986

Weighted-average rate	4.62%

Securities having a continuous unrealized loss position at December 31, 2009 are summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available for sale- debt securities:
Federal agency obligations	$1,981,175	(18,825)	-	-	1,981,175	(18,825)
State and municipal obligations	-	-	3,402,683	(174,183)	3,402,683	(174,183)
Agency mortgage-backed securities	-	-	862,106	(1,015)	862,106	(1,015)
Available for sale- equity securities	-	-	210,792	(61,198)	210,792	(61,198)
	$1,981,175	(18,825)	4,475,581	(236,396)	6,456,756	(255,221)

Federal Agency Obligations (2 issues).  The unrealized losses on the Company’s federal agency obligations were caused primarily by changes in interest rates and not credit quality.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at December 31, 2009.

State and Municipal Obligations (6 issues).  The unrealized losses on the Company’s state and municipal obligations were caused primarily by changes in interest rates and not credit quality.  One state and municipal obligation had an unrealized loss of $166,000 and represented approximately 95% of the total unrealized loss on such securities.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at December 31, 2009.

Five state and municipal obligations amounting to $6.0 million had a credit rating of Baa1 (investment grade) or better.  One state and municipal obligation of $2.6 million was not rated.

Mortgage-backed Securities (4 issues).  The unrealized losses on the Company’s mortgage-backed securities and agency collateralized mortgage obligation were caused primarily by changes in interest rates and not credit quality.  Management of the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, which may be upon maturity.  Accordingly, the Company did not consider the unrealized losses on those securities to be other-than-temporarily impaired credit related losses at December 31, 2009.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Equity Security (1 issue).  The unrealized loss was caused by general market conditions of the banking industry, which has been relatively out of favor and resulting lack of liquidity in the market.  The Company has the ability and intent to hold this investment until a recovery of fair value.  Accordingly, the Company does not consider the remaining investment in the equity security to be other-than-temporarily impaired at December 31, 2009.

Maturities of debt securities at December 31, 2009 are summarized as follows:

	Available for Sale
	Amortized	Market
	Cost	Value

Due within one year	$10,250,026	10,257,022
Due after one through five years	7,580,270	7,990,821
Due after five through ten years	2,901,369	3,026,691
Due after ten years	4,477,205	4,360,722
	25,208,870	25,635,256
Agency mortgage-backed securities	7,361,814	7,482,002
	$32,570,684	33,117,258

At December 31, 2009, securities with a carrying value of $6,084,611 are callable at the discretion of the issuer prior to the maturity date.  Securities in the amount of $23,172,610 were pledged to secure certain deposits at December 31, 2009.

Gross proceeds, gross realized gains and gross realized losses from sales of available for sale securities were $4,724,990, $245,733 and $0, respectively, for the three months ended December 31, 2009. Gross proceeds, gross realized gains and gross realized losses from the sales of available for sale securities were $2,937,611, $16,925 and $4,082, respectively, for the three months ended December 31, 2008.

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

At September 30, 2009, management determined that the Bank is the reporting unit for purposes of evaluating goodwill.  Under the first step, the fair value of the reporting unit was determined using recent deal metrics obtained from comparable banks from an independent third party, including deal value to total assets, deal value to tangible book value, deal value to last twelve months net earnings and a control premium.  After weighting each valuation approach, the fair value of the Bank was determined to exceed the carrying amount.  As a result, goodwill was not impaired.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The gross carrying value and accumulated amortization of the core deposit intangible is presented below:

	December 31, 2009	September 30, 2009

Core deposit intangible	$1,056,000	1,056,000
Accumulated amortization	(235,833)	(190,667)
	$820,167	865,333

The core deposit intangible is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Amortization expense on core deposit intangible for the three months ended December 31, 2009 and 2008 was $45,167 and $34,666, respectively.

Estimated amortization expense on core deposit intangible for the next five years is as follows:

Nine months ended September 30, 2010	$125,000
Year ended September 30, 2011	137,000
Year ended September 30, 2012	110,000
Year ended September 30, 2013	89,000
Year ended September 30, 2014	71,000
Year ended September 30, 2015	68,000

(9)  Fair Value Measurements and Financial Instruments

Fair Value Measurements

Effective October 1, 2008, the Company adopted the provisions of FASB ASC 820-10, “Fair Value Measurements,” for financial assets and liabilities.  FASB ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy prioritizes the assumptions that market participants would use in pricing the assets or liabilities (the “inputs”) into three broad levels.

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Valuation Techniques

Available for sale securities are carried at fair value utilizing Level 1, Level 2 and Level 3 inputs.  For U.S. Treasury obligations and equity securities, the Company obtains market quotes.

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes financial assets measured at fair value on a recurring basis at December 31, 2009, segregated by the level of the inputs within the hierarchy used to measure fair value:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
Assets	(Level 1)	(Level 2)	(Level 3)	Value

Available for sale securities:
Debt securities:
U.S. Treasury obligations	$6,500,000	-	-	6,500,000
Federal agency obligations	-	9,281,175	-	9,281,175
State and municipal obligations	-	6,880,338	2,973,743	9,854,081
Mortgage-backed securities	-	7,249,475	-	7,249,475
Collateralized mortgage obligations	-	232,527	-	232,527
Equity securities	210,792	-	-	210,792
	$6,710,792	23,643,515	2,973,743	33,328,050

Level 3 Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs:

State and Municipal
Obligations
Balance at October 1, 2009	$2,980,985
Total unrealized gains included in other
comprehensive earnings	18,924
Purchases	-
Principal collections	(26,166)
Balance at December 31, 2009	$2,973,743

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis at December 31, 2009 include nonperforming loans of $5,388,171, which are collateral dependent utilizing level 3 inputs and loans held for sale of $2,800,889, utilizing Level 2 inputs.

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Following is a summary of activity in the allowance for loan losses on nonperforming loans:

December 31,
2009
Balance at beginning of period	$315,858
Charge-offs	-
Recoveries	-
Provision charged to expense	384,273
Balance at end of period	$700,131

Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Non-trading instruments
and nonderivatives:
Cash and cash equivalents	$37,781,298	37,781,298	26,512,327	26,512,327
Securities available for sale	25,846,048	25,846,048	20,764,176	20,764,176
Stock in FHLB of Des Moines	3,360,000	3,360,000	3,910,100	3,910,100
Mortgage-backed securities -
available for sale	7,482,002	7,482,002	8,956,810	8,956,810
Loans receivable, net	299,194,625	311,624,423	302,246,097	314,679,761
Loans held for sale	2,800,889	2,800,889	459,270	459,270
Accrued interest receivable	1,509,467	1,509,467	1,557,970	1,557,970
Deposits	288,321,508	290,135,056	276,203,274	278,379,493
Accrued interest on deposits	244,354	244,354	307,911	307,911
Advances from FHLB	65,115,860	65,924,031	69,140,862	69,784,806
Securities sold under
agreement to repurchase	$591,753	587,019	547,019	542,643

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

LIBERTY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

(10)  Income Taxes

The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  No adjustment was recognized for uncertain tax positions.  The Company is subject to U.S. Federal income taxes, as well as Missouri income taxes and special financial institution taxes.  Tax years ending September 30, 2007 through September 30, 2009 remain open to examination by these jurisdictions.  The Company recognizes interest and penalties related to tax positions in income tax expense.  At December 31, 2009, there was no accrual for uncertain tax positions or related interest.

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

General

The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area.  We attract deposits from the general public and use these funds to originate loans secured by real estate located in our market area.  Our real estate loans include construction loans, commercial real estate loans and loans secured by single-family or multi-family properties.  To a lesser extent, we originate consumer loans and commercial business loans.  At December 31, 2009, we operated out of our main office in Liberty, Missouri and nine additional retail banking facilities in the Kansas City metropolitan area. The Federal Deposit Insurance Corporation insures the Bank’s savings accounts up to the applicable legal limits.  The Bank is a member of the Federal Home Loan Bank System.

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

Securities Impairment

We periodically perform analyses to determine whether there has been an other- than-temporary decline in the value of one or more of our securities.  Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive earnings or loss in stockholders’ equity.  We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary.  If such decline is deemed other-than-temporary, we adjust the cost basis of the security by writing down the security to estimated fair market value through a charge to current period operations.

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

LIBERTY BANCORP, INC.

Liquidity and Capital Resources

Our principal sources of funds are cash receipts from deposits, loan repayments by borrowers, proceeds from maturing securities, advances from the Federal Home Loan Bank (“FHLB”) and net earnings.  We have an agreement with the FHLB of Des Moines to provide cash advances, should we need additional funds for loan originations or other purposes.  As of December 31, 2009 we have $25.2 million in additional borrowing capacity with the FHLB of Des Moines.

Commitments to originate loans are legally binding agreements to lend to our customers.  Letters of credit are conditional commitments issued by us to guarantee the performance of the borrower to a third party.  The following table sets forth information regarding off-balance sheet financial instruments as of December 31, 2009:

	Fixed-Rate	Adjustable-Rate
Off-balance sheet financial instruments:
Commitments to originate loans	$1,036,000	5,527,479

Commitments for unused lines of credit	$356,518	12,518,857

Commitments for undisbursed loans	$1,564,890	2,484,459

Commitments for letters of credit	$219,253	-

Financial Condition

Total assets increased from $392.4 million at September 30, 2009 to $406.3 million at December 31, 2009.  Cash and cash equivalents increased by $11.3 million from September 30, 2009 to December 31, 2009.

Securities increased from $20.8 million at September 30, 2009 to $25.8 million at December 31, 2009 due to purchases, partially offset by sales, maturities and calls of securities.  Some securities purchased were partially required due to pledging requirements related to temporary calendar year-end increases in deposits to governmental entities.  Mortgage-backed securities available for sale decreased from $9.0 million at September 30, 2009 to $7.5 million at December 31, 2009 due to principal repayments and maturities.  Stock in the Federal Home Loan Bank of Des Moines decreased by $550,000 due to stock redemption requirements as a result of a lower level of advances for the three months ended December 31, 2009.   The moratorium on excess stock redemptions which was implemented in December 2008 was terminated in December 2009.

Loans receivable decreased by $3.1 million to $299.2 million at December 31, 2009 due to a decrease in residential and non residential construction lending, partially offset by an increase commercial and commercial real estate lending. Loans held for sale increased $2.3 million due to an increase in mortgage lending activity.

Premises and equipment, net decreased $121,000 to $12.6 million at December 31, 2009 due to depreciation expense, partially offset by equipment purchases.  The cash surrender value of bank-owned life insurance increased by $109,000 to $9.1 million as of December 31, 2009 as compared to $9.0 million as of September 30, 2009.

Foreclosed real estate, net at December 31, 2009 totaled $2.0 million, a decrease of $792,000 from $2.8 million at September 30, 2009. At December 31, 2009, foreclosed real estate, net consisted of four single-family lots, two single-family homes, two residential development properties, two commercial lots and one commercial retail property.  No properties were acquired through foreclosure for the three months ended December 31, 2009.   Six single-family homes were sold during the three months ended December 31, 2009.

LIBERTY BANCORP, INC.

Goodwill totaling $1.2 million resulted from the acquisition of Farley State Bank. Core deposit intangible  decreased $45,000 for the three months ended December 31, 2009 due to amortization expense.  Other assets increased primarily due to the prepayment of FDIC insurance assessments in the amount of $1.4 million for the period January 1, 2010 through December 31, 2012.

Total liabilities increased $13.3 million to $361.9 million at December 31, 2009 compared to $348.6 million at September 30, 2009.

Deposits increased from $276.2 million at September 30, 2009 to $288.3 million at December 31, 2009 due to an  increase in long-term certificate accounts, interest bearing and noninterest bearing checking, partially offset by a decrease in short-term certificate accounts and brokered certificates.   The increase in interest bearing deposits of $21.2 million is primarily attributable to higher year-end balances for governmental accounts. Accrued interest interest payable decreased due to a lower average rate, partially offset by a higher average balance.

Advances from the FHLB decreased by $4.0 million to $65.1 million at December 31, 2009.  FHLB advances were replaced with interest bearing and noninterest bearing checking and long-term certificate accounts.

Advances from borrowers for taxes and insurance decreased by $973,000 due to calendar year-end payment of real estate taxes on behalf of borrowers.

Other liabilities increased by $6.2 million primarily due to the purchase of one security in the amount of $6.5 million during the quarter ended December 31, 2009 which was funded in January 2010,  partially offset primarily by payment of real estate taxes on branch buildings and foreclosed property in December 2009, no accrued FDIC assessments as a result of the prepayment of future premiums and a decrease in miscellaneous accrued liabilities.

Stockholders’ equity increased $594,000 from $43.8 million at September 30, 2009 to $44.4 million at December 31, 2009 due to net earnings of $1.0 million for the three months ended December 31, 2009, amortization of ESOP and stock-based incentive awards, partially offset by lower unrealized gains, net of taxes, on investments,  the repurchase of common stock totaling $136,000 and the payment of dividends.  During the three months ended December 31, 2009 and 2008, the Company paid cash dividends of $88,836 and $95,018, respectively.

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

LIBERTY BANCORP, INC.

The Bank's actual and required capital amounts and ratios at December 31, 2009 were as follows:

			Minimum		Required
			for Capital		to be "Well
	Actual		Adequacy		Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders' equity	$41,966
Computer software costs	(216)
Goodwill and core deposit intangible	(2,011)
Unrecognized gain, net on benefit plans	(54)
Unrealized gain on securities AFS, net	(344)
Tangible capital	$39,341	9.8%	$6,050	1.5%
General valuation allowance	3,380

Total capital to risk-weighted assets	$42,721	13.1%	$26,115	8.0%	$32,644	10.0%

Tier 1 capital to risk-weighted assets	$39,341	12.1%	$13,058	4.0%	$19,587	6.0%

Tier 1 capital to total assets	$39,341	9.8%	$16,133	4.0%	$20,167	5.0%

Asset Quality

The following table sets forth information with respect to the Bank's nonperforming loans at the dates indicated:

	December 31,	September 30,
	2009	2009

Nonaccrual loans	$2,688,065	67,123
Accruing loans past due 90 days or more	125,920	-
Impaired loans	2,263,894	2,648,065
Troubled debt restructuring	310,292	-
Total nonperforming loans	5,388,171	2,715,188

Allowance for losses on nonperforming loans	$700,131	315,858

Nonperforming loans with no allowance for loan losses	$125,920	-

Average balance of nonperforming loans	$3,729,708	2,859,948

Interest income that would have been recognized	$61,975	18,861
Interest income recognized	$10,934	3,166

Nonaccrual loans increased by $2.62 million due to the addition of seven single-family properties.

On occasion, the Bank originates single-family loans with high loan to value ratios exceeding 90 percent.  At December 31, 2009, these loans amounted to $4.0 million.

LIBERTY BANCORP, INC.

At December 31, 2009, all loans where known information about possible credit problems of borrowers which caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms have been disclosed as nonaccrual, 90 days past due, or restructured.

Under our internal review policy, loans classified as substandard increased from $12.0 million at September 30, 2009 to $13.8 million at December 31, 2009.  Substandard loans were secured by two land development properties, thirteen 1-4 family properties, five commercial real estate properties, one mulit-family property, one church, two 1-4 family lots and one commercial loan secured by all assets.  Special mention loans decreased from $6.4 million at September 30, 2009 to $6.2 million at December 31, 2009.  Special mention loans consisted of three loans secured by car hauling equipment and two loans secured by land for single-family development.  Foreclosed real estate, net decreased by $792,000 and consists of four single-family lots, two single-family homes, two residential development properties, two commercial lots and one commercial retail property.

Following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	December 31,
	2009	2008
Balance at beginning of period	$3,536,837	$2,633,298
Charge-offs	(2,123)	(331,157)
Recoveries	29,689	1,769
Allowance acquired by acquisition	-	252,129
Provision charged to expense	438,000	129,055
Balance at end of period	$4,002,403	$2,685,094

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

Results of Operations for the Three Months Ended December 31, 2009 and 2008

Selected Financial Data

	Three Months Ended
	December 31,
	2009	2008	% Change
Net earnings	$1,004,826	605,599	65.9%
Return on assets	1.01%	0.67%	50.7
Return on average stockholders' equity	9.12%	5.54%	64.6
Stockholders' equity-to-assets ratio	11.04%	12.09%	(8.7)
Dividend payout ratio	8.84%	15.69%	(43.7)

LIBERTY BANCORP, INC.

Net Earnings

Net earnings increased from $606,000 for the three months ended December 31, 2008 to $1.0 million for the three months ended December 31, 2009.  Net earnings increased due to higher net interest income and noninterest income, partially offset by a higher provision for loan losses, higher noninterest expense and higher income tax expense.  Diluted earnings per share increased from $0.16, based on 3.9 million average outstanding diluted shares for the three months ended December 31, 2008 to $0.28 based on 3.6 million average outstanding  diluted shares for the three months ended December 31, 2009.  The Company may acquire other bank branches or facilities or sell assets based on their profitability and long-term growth potential.  Potential transactions are evaluated on an ongoing basis, however no arrangements are currently pending.

Net Interest Income

Net interest income increased from $2.9 million for three months ended December 31, 2008 to $3.7 million for the three months ended December 31, 2009 due to a higher interest rate spread, partially offset by a lower level of net interest-earning assets.  Our interest rate spread increased by 55 basis points, as compared to the three months ended December 31, 2008, as a result of a significant decrease in the cost of deposits, partially offset by  an increase in the cost of FHLB advances.  We originated intermediate term FHLB advances in 2009 to replace  short-term advances due to declining rates for these terms which caused our weighted-averaged duration and cost to increase as compared to the three months ended December 31, 2008.  The lower yield on interest-earnings assets was attributable to lower yields on loans receivable, mortgage-backed securities and securities.  Our interest rate spread was 4.00% for the three months ended December 31, 2009 and 3.45% for the three months ended December 31, 2008. The average yield on interest-earning assets decreased by 27 basis points and the average cost of interest-bearing liabilities decreased by 82 basis points for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. Net interest-earning assets decreased slightly for the three months ended December 31, 2009 due to the repurchase of common stock.  We have funded loan growth since December 2008 primarily through an increase in deposits and through the sale, call and maturity of securities and the sale and principal reduction of mortgage-backed securities, partially offset by a decrease in FHLB advances.

Interest income on loans receivable increased from $4.3 million for the three months ended December 31, 2008 to $4.8 million for the comparable period in 2009. The increase is attributable to a higher average balance, partially offset by a slightly lower average yield. The higher average balance is due primarily to an increase in commercial real estate loans, commercial loans and single and multi-family loans, partially offset primarily by a decrease in residential and nonresidential construction loans and consumer loans.  Interest income on mortgage-backed securities decreased due to a lower average balance and average yield.  Interest income on securities decreased from $332,000 to $202,000 due to a lower average balance and average yield.

Interest expense on deposits decreased by $480,000 for the three months ended December 31, 2009 compared to the same period in 2008 as a result of a lower average rate, partially offset by a higher average balance. The higher average balance was due to higher balances for interest and noninterest checking, money market accounts and long-term certificates, partially offset by a decrease in short-term certificates.  Interest-bearing checking accounts increased by $16.7 milllion primarily due to an increase in governmental accounts.  The weighted-average rate on deposits decreased from 2.44% for the three months ended December 31, 2008 to 1.40% for the comparable 2009 period. Interest expense on FHLB advances decreased by $18,000 for the comparable three month periods due to a lower average balance, partially offset by a higher average rate.  Additional borrowing capacity as of December 31, 2009 was $25.2 million.

Average Balances and Yields

The average balances and average yield\cost tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs.  The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented.  For purposes of these tables, average balances have been calculated using month-end balances and, to a lesser extent, daily balances.  Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.  No tax equivalent adjustments were made.  Nonaccruing loans have been included in the tables as loans carrying a zero yield.

LIBERTY BANCORP, INC.

	Three Months Ended December 31,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$306,596	$4,768	6.22%	$273,808	$4,308	6.29%
Mortgage-backed securities	8,133	81	3.98	14,164	154	4.35
Securities	22,987	202	3.52	32,224	332	4.12
Other interest-earning assets	22,047	(1)	-	6,212	6	0.39
Total interest-earning assets	359,763	5,050	5.61	326,408	4,800	5.88

Interest-bearing liabilities:
Deposits	281,910	984	1.40	240,186	1,464	2.44
FHLB advances	63,628	408	2.56	71,478	426	2.38
Securities sold under agreement
to repurchase	651	4	2.67	677	9	5.31
Total interest-bearing liabilities	$346,189	1,396	1.61	$312,341	1,899	2.43

Net interest income before
provision for loan losses		$3,654			$2,901

Interest rate spread			4.00%			3.45%

Net interest-earning assets	$13,574			$14,067

Net yield on average
interest-earning assets			4.06%			3.56%

Ratio of average interest-earning
assets to average interest-
bearing liabilities	103.92%			104.50%

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

LIBERTY BANCORP, INC.

The provision for loan losses was $438,000 and $129,000 for the three months ended December 31, 2009 and 2008, respectively.  For the three months ended December 31, 2009, the provision of $438,000 was primarily due to an increase in classified loans and an increase in provisions for losses for existing classified loans, partially offset by a decrease in loans receivable and recoveries.  In addition, during the three months ended December 31, 2009 the experience loss ratio used to calculate the allowance for losses for land and land development loans was adjusted upwards due to deteriorating economic and business conditions related to these loans.  The allowance for loan losses as a percentage of total gross loans increased to 1.28% as of December 31, 2009, as compared to 1.13% as of September 30, 2009.  Substandard loans increased by $1.8 million as of December 31, 2009 as compared to September 30, 2009 due primarily to the addition of three nonresidential properties. Special mention loans decreased by $215,000 for the three months ended December 31, 2009 when compared to September 30, 2009 due to principal payments and the change in  classification of one single-family lot loan to substandard.

Noninterest income

	Three Months Ended
	December 31,
	2009	2008	% Change
Loan service charges	$35,219	21,499	63.8%
Gain on sale of loans	157,973	20,453	672.4
Gain on sale of securities available for sale	245,733	12,843	1,813.4
Change in cash surrender value of BOLI	109,417	109,580	(0.1)
Deposit account and other service charges	355,412	294,081	20.9
	$903,754	458,456	97.1

Noninterest income increased for the three months ended December 31, 2009 due primarily to an increase in gains on sale of loans, gains on sale of securities and an increase in deposit account service charges.

During the three months ended December 31, 2009 and 2008, we originated loans for sale to secondary market investors of $8.1 million and $2.3 million, respectively.  We have hired four additional mortgage loan originators and increased our marketing efforts since December 2008 in order to increase our market share.  The level of gains on sale of loans in the immediate future will be dependent on interest rates and prevailing economic conditions.

Noninterest Expense

	Three Months Ended
	December 31,
	2009	2008	% Change
Compensation and benefits	$1,401,593	1,179,922	18.8%
Occupancy expense	202,904	184,354	10.1
Equipment and data processing expense	317,742	283,430	12.1
Operations from foreclosed real estate, net	44,422	175,681	(74.7)
FDIC premium expense	85,295	62,000	37.6
Professional and regulatory services	126,774	119,937	5.7
Advertising	131,301	66,939	96.2
Correspondent banking charges	24,676	33,362	(26.0)
Supplies	34,687	58,107	(40.3)
Amortization of core deposit intangible	45,167	34,666	30.3
Other	224,192	190,827	17.5
	$2,638,753	2,389,225	10.4

LIBERTY BANCORP, INC.

Noninterest expense increased from $2.4 million for the three months ended December 31, 2008 to $2.6 million for the comparable period in 2009.  Compensation and benefits expense increased due primarily to higher salary levels related to merit increases and incentive-based compensation, additional branches and higher payroll taxes.  Occupancy expense increased due primarily to higher building depreciation expense,  higher personal property taxes, higher building maintenance expenses and higher utility expense, partially offset by higher office rental income at one branch location. Equipment and data processing expense increased due primarily to higher service agreement expense, web site expense and higher computer and furniture depreciation expense in connection with new branch offices, partially offset by lower maintenance expense.  FDIC premium expense increased due to an increase in the regular quarterly assessment. The FDIC may impose additional special assessments, if warranted. Expenses from operations from foreclosed real estate, net decreased due to lower losses on the sale of foreclosed real estate and lower maintenance expenses, partially offset by lower rental income. Advertising expense increased due to an increase in marketing expenses related to our mortgage loan department, partially offset by lower miscellaneous marketing expenses.  Correspondent banking expense decreased due to performing certain check processing and statement rendering service operations in-house which reduced outside vendor expense. Supplies expense decreased due to no additional branch growth.  Amortization of core deposit intangible related to the acquisition increased due to one entire quarter of amortization as compared to a partial quarter for the quarter-ended December 31, 2008.  Other expenses increased due primarily to an increase in mortgage loan expense, stock administration expense and telephone and data line expense, partially offset by primarily lower retail operations expense, non-origination loan expense and property insurance expense.

Income Taxes

Income taxes increased for the three months ended December 31, 2009 due primarily to higher pretax earnings.  The effective rate for the three months ended December 31, 2009 was 32.1%, compared to 28.0% for the three months ended December 31, 2008.  The effective tax rate increased due to a decrease in non-taxable municipal bond income.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.  See the Company's Form 10-K for the year ended September 30, 2009 filed with the Securities and Exchange Commission on December 22, 2009 for discussion of interest rate risk at September 30, 2009.

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

Item 1A – Risk Factors

Not required for smaller reporting companies.  See the Company’s Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission on December 22, 2009 for discussion of risk factors at September 30, 2009.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchases of its equity securities during the three months ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
	Total Number	Average Price	Total Number of	Maximum Number
	of Shares	Paid per	Shares (or Units)	(or Approximate
	(or Units)	Share	Purchased as	Dollar Value) of
	Purchased	(or unit)	Part of Publicly	Shares (or Units)
			Announced Plans	That May Yet Be
			or Programs	Purchased Under the
Period				Plans or Programs (1)

October 1, 2009
through October 31, 2009	-	$-	-	332,037

November 1, 2009
through November 30, 2009	6,957	$14.05	6,957	325,080

December 1, 2009
through December 31, 2009	5,108	$7.54	5,108	319,972

Total	12,065	$11.29	12,065

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

None.

LIBERTY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY BANCORP, INC.
(Registrant)

DATE: February 12, 2010	BY:	/s/ Brent M. Giles
Brent M. Giles, President and Chief Executive Officer
(Principal Executive Officer)

BY:	/s/ Marc J. Weishaar
Marc J. Weishaar, Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)